Form 10QSB
period 2001-06-30
BURRARD TECHNOLOGIES INC
filed 2001-08-14
CIK 1126752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[ X]	Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

	For the quarterly period ended June 30, 2001

[   ]	Transition Report pursuant to 13 or 15(d) of the Securities
Exchange Act of 1934

       For the transition period                 to


       Commission File Number         333-52364

                            BURRARD TECHNOLOGIES, INC.
                            --------------------------

    (Exact name of small Business Issuer as specified in its charter)

Nevada                                                 52-2273215
------                                                 ----------

(State or other jurisdiction of                        (IRS Employer
Identification No.)                                    incorporation or
                                                       organization)


Suite 501, 1281 West Georgia Street
Vancouver, British Columbia                            V6C 3J7
-----------------------------------                    -------
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number, including area code:	       604-833-5440
                                                       ------------


None
----
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days [ X ] Yes    [  ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,729,000 Shares of $.001 par value Common Stock outstanding as of June 30, 2001.

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                      BURRARD TECHNOLOGIES, INC.
                    (A Development Stage Company)
                     Interim Financial Statements
             For the six-month period ended June 30, 2001
                      (Expressed in US Dollars)
                            (Unaudited)




Contents
--------------------------------------------------------------------------

Interim Financial Statements

      Balance Sheets

      Statements of Changes in Shareholders' Equity

      Statements of Operations

      Statements of Cash Flows

      Notes to Financial Statements

==========================================================================
                                                Burrard Technologies, Inc.
                                             (A Development Stage Company)
                                                            Balance Sheets
                                                 (Expressed in US Dollars)


                                                  June 30      December 31
                                                     2001             2000
--------------------------------------------------------------------------
                                               (Unaudited)

Assets

Current
  Cash                                         $        -     $       414
=========================================================================

Liabilities and Shareholders' Equity

Current
  Accounts payable and accrued liabilities     $   44,930     $    29,137

Due to related party                               36,543          15,050
                                               --------------------------
                                                   81,473          44,187
                                               --------------------------


Share Capital and Deficit
  Share capital
    Authorized - 25,000,000 common shares with
      par value $0.001
    Issued and fully paid - 5,729,000 common
      shares                                        5,729           5,729
    Additional paid-in capital                     49,671          49,671
    Deficit accumulated during the
      development stage                          (136,873)        (99,173)
                                               --------------------------
                                                  (81,473)        (43,773)
                                               --------------------------
                                               $        -     $       414
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

                   Number                              Total     Total
                     of     Per   Carry- Additional   Accumu-   Share-
                   Common  share  ing    Paid in      lated     holder's
                   Shares  price  Value  Capital      Deficit   Equity
--------------------------------------------------------------------------
Incorporation,
  April 5, 2000 2,500,000 $0.001 $2,500  $       -   $      -   $   2,500
Sale of common
  shares,
  June 30, 2000 3,000,000 $0.010  3,000     27,000          -      30,000
Sale of common
  shares,
  August 9,
  2000            229,000 $0.100    229     22,671          -      22,900
Net loss to
  December 31,
  2000                  -             -          -    (99,173)    (99,173)
                ---------------------------------------------------------
Balance,
  December 31,
  2000          5,729,000         5,729     49,671    (99,173)    (43,773)

Net loss to
  June 30,
  2001                  -             -          -    (37,700)    (37,700)
                ---------------------------------------------------------
Balance, June
  30, 2001      5,729,000        $5,729  $  49,671  $(136,873)  $ (81,473)
                =========================================================

See the accompanying notes to these interim financial statements.

===============================================================================
                                                     Burrard Technologies, Inc.
                                                  (A Development Stage Company)
                                                Interim Statement of Operations
                                                      (Expressed in US Dollars)
                                                                    (Unaudited)

                               For the     For the        For the   Period from
                             three (3)     six (6)      three (3)       April 5
                                months      months         months          2000
                                 ended       ended          ended   (inception)
                               June 30     June 30        June 30    to June 30
                                  2001        2001  2000 (Note 3)          2001
-------------------------------------------------------------------------------

Expenses

  Consulting                $        -   $        -   $        -   $    19,073
  Interest                         292          292           32           324
  Management fees                3,000        6,000            -        15,000
  Office and administration        194          424            -         1,160
  Professional fees             16,692       24,984        5,000        54,316
  Rent                           3,000        6,000            -        15,000
  Software development               -            -       23,500        32,000
                            --------------------------------------------------
Net loss for the period     $  (23,178)  $  (37,700)  $  (28,532)  $  (136,873)
                            ==================================================

Loss per share - Basic and
 diluted                    $   (0.004)  $   (0.007)  $   (0.010)  $    (0.027)
                            ==================================================

Weighted average shares
 outstanding                 5,729,000    5,729,000    2,534,884     5,092,960
==============================================================================

See the accompanying notes to these interim financial statements.

==========================================================================
                                                Burrard Technologies, Inc.
                                             (A Development Stage Company)
                                           Interim Statement of Cash Flows
                                                 (Expressed in US Dollars)
                                                               (Unaudited)

                                    For the         For the    Period from
                                    six (6)       three (3)        April 5
                                     months          months           2000
                                      ended           ended (inception) to
                                    June 30         June 30        June 30
                                       2001   2000 (Note 3)           2001
                                 =========================================


Cash flows from operating
 activities

   Net loss for the period       $   (37,700) $   (28,532)   $   (136,873)

Changes in assets and
 liabilities
   Accounts payable and accrued
    liabilities                       15,793            -          44,930
                                 -----------------------------------------

                                     (21,907)     (28,532)        (91,943)
                                 -----------------------------------------

Cash flows from financing
 activities
   Increase in amounts due to
    related party                     21,493            -          36,543
   Issuance of share capital               -       32,500          55,400
                                 -----------------------------------------

                                      21,493       32,500          91,943
                                 -----------------------------------------

Increase is cash during the period      (414)       3,968               -

Cash, beginning of period                414            -               -
                                 -----------------------------------------

Cash, end of period              $         -  $     3,968    $          -
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

June 30, 2001
--------------------------------------------------------------------------

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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2001, the Company has recognized no revenue and has accumulated operating losses of $136,873 since its inception, has negative working capital of $81,473 and has shareholders' deficit of $81,473. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the operations and capital requirements of the Company. It is management's intention to raise new equity financing of approximately $1,500,000 within the current year. Amounts raised will be used to complete the development of the "International Reg." software, commence development of the Company's web site, undertake an advertising and marketing campaign and purchase necessary equipment and supplies for the operation of the business. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.

2.   Related Party Transactions

During the three-month period the Company has incurred rent and office services in the amount of $3,000 ($6,000 for the six months). These services are provided to the Company, by the President of the Company, on a month to month basis at $1,000 per month and can be terminated by the Company without notice.

3.   Comparative Figures

The Company was incorporated on April 5, 2000. Therefore there were no operations for the three-month period ended March 31, 2000. Therefore no six month comparative statement of operations is presented.

Item 2. Management's Discussion and Analysis or Plan of Operations

Plan of Operations
------------------
Our plan of operations for the twelve months following the quarter ended June 30, 2001 is to complete the following objectives within the time period specified, subject to our obtaining financing for the development and marketing of our International Reg portal web site:

- Complete the development of the Chinese language domain name registration software;

- Complete the development of the International Reg Internet web portal site;

- Complete the development of our network operations and our Internet services provider infrastructure;

- Commence marketing of our International Reg domain name registration services;

- Hire additional employees and engage third party consultants to enable us to complete development of our business plan.

To fund our plan of operations, we need to raise a minimum of $1,087,995 over the twelve months following June 30, 2001. The anticipated cost and projected time to complete each of these elements of our plan of operations are discussed below:

Software Development
---------------------
We anticipate that development will be completed by the end of 2001, provided that we can achieve the required financing. We anticipate that the software development process will take approximately three months once we achieve the required financing. We anticipate that the development costs will be approximately $522,700 and will consist primarily of payments to consultants for programming and software development services. We plan to hire an external software development firm to develop this software rather than complete development ourselves. We presently do not have sufficient funds to commence development of our software. Commencement of development of the software is conditional upon our obtaining financing.

Development of our Internet Portal Web Site
-------------------------------------------
We plan to commence development of our Internet portal web site slightly before completion of our computer software. We anticipate that our web site will be fully operational during the fourth quarter of 2001. We anticipate that the development expenses for this web site will be approximately $94,000. We presently do not have sufficient funds to commence development of our Internet portal web site. Commencement of development of the Internet portal web site is conditional upon our obtaining financing.

Network Operations and ISP Infrastructure
------------------------------------------
We anticipate that development of our network operations and our Internet service provider infrastructure will be completed during the fourth quarter of 2001. We anticipate that costs for the development of our network operations will be approximately $187,050. We anticipate that costs for the development of our Internet service provider infrastructure will be approximately $96,075.

We also anticipate building an internal enhancement, support and marketing infrastructure for our business. We anticipate spending approximately $43,300 on the purchase of necessary equipment and supplies during the twelve months following June 30, 2001.

We presently do not have sufficient funds to commence development of our network operations and infrastructure. Commencement of development of our network operations and infrastructure is conditional upon our obtaining financing.

Marketing
---------
We plan to undertake an advertising and marketing campaign once the development of our computer software and portal web site is complete. We anticipate that initial marketing expenses for twelve months following June 30, 2001 will be approximately $78,070. We anticipate that an outside marketing consulting firm would design this marketing campaign. We presently do not have sufficient funds to commence any marketing activities. Commencement of marketing activities is conditional upon our obtaining financing and completing development of our software and Internet portal web site.

Employees and Consultants
-------------------------
Our full-time employment positions will be limited to Mr. William Robertson, our president, and a software development project manger, an office manager, and a marketing manager. We will contract with third party consultants for the development of our computer software, our web site and on-line domain name registration business. Such individuals have not yet been contracted by the Company. The cost of these employees and consultants over the next twelve months has been included in the projections contained within other items of this plan. We presently do not have sufficient funds to hire the necessary employees and consultants to carry out our business plan.
Hiring of required personnel is conditional upon our obtaining financing.

Working Capital Requirements
----------------------------
In addition to the above expenses, we will incur additional expenses on account of our overhead and administrative requirements. These costs will include fees payable for professional legal and accounting services. We anticipate spending approximately $66,800 on these expenditures over the next twelve months. We presently do not have sufficient cash necessary for this required working capital.

Commencement of Revenues
------------------------
We anticipate we will first achieve revenues in February 2002, provided that we can implement our plan of operations in the anticipated
timetable.   As discussed below, we presently do not have sufficient
funds to complete our plan of operations and we can provide no assurance that we will be able to complete our plan of operations.

Requirement of Financing to Implement Our Business Plan
-------------------------------------------------------

We anticipate that we will be spending approximately $1,087,995 during the twelve-month period after June 30, 2001 in pursuing our stated plan of operations. Of these expenditures, we anticipate that $518,200 will be spent in the six months following June 30, 2001. Our cash position as of June 30, 2001 was $NIL. Accordingly, we will require additional financing in order to pursue our plan of operations and our business plan. We will not be able to continue our business operations without additional financing as our cash position is only sufficient to enable us to continue operations for approximately one month.

We anticipate that if we are successful in completing a financing, the financing would be an equity financing through the sale of our common stock. We do not have any arrangement in place for any debt or equity financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. In the event we are not successful in raising additional financing and in the event that one of the alternatives described directly below does not come to fruition, we anticipate that we will not be able to proceed with our business plan for the development and marketing of the International Reg business.

As of June 30, 2001 the company has been unsuccessful in its efforts to raise additional capital to meet its plan of operations. Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. At the present time, the Company is exploring other alternatives including various methods for raising additional funds, forming partnerships with other entities, as well as other business opportunities.

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

We anticipate incurring continuing operating losses for the foreseeable future. We base this expectation, in part, on the fact that we will incur substantial operating expenses in completing the development of our software and website and do not anticipate earning any revenues until sometime next year. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

- our ability to develop a commercially marketable domain name registration service with the features and functionality sought by our potential customers;

- our ability to successfully market our International Reg domain name registration services to potential customers;

- our ability to charge fees for domain registration services that will enable us to generate revenues exceeding operating costs;

- the introduction and availability of competing services by competitors.

We believe the above discussion contains a number of forward-looking statements. Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decisions of our board of directors not to pursue a specific course of action based on its re-assessment of the facts or new facts, changes in the Internet business or general economic conditions and those other factors identified in this 10Q-SB report.

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

BURRARD TECHNOLOGIES, INC.

Date:        August 9, 2001



By:           /s/ William Robertson
              -----------------------
              William Robertson
              President, CEO and Director