Form 10QSB
period 2001-09-30
BURRARD TECHNOLOGIES INC
filed 2001-11-19
CIK 1126752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[  X]     Quarterly  Report  pursuant  to  Section 13 or 15(d) of the Securities
          Exchange  Act  of  1934

          For  the  quarterly  period  ended  September  30,  2001

[   ]     Transition Report pursuant to 13 or 15(d) of the Securities Exchange
          Act  of  1934

          For  the  transition  period     to


          Commission  File  Number          000-32567
                                            ---------

                           BURRARD TECHNOLOGIES, INC.

          (Exact name of small Business Issuer as specified in its charter)

Nevada                                   52-2273215
--------------------------------         -------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation  or  organization)


Suite  501,  1281  West  Georgia  Street
Vancouver,  British  Columbia            V6C  3J7
---------------------------------------- ----------------
(Address  of  principal  executive       (Zip  Code)
 offices)

Issuer's  telephone  number,  including
 area  code:                             604-484-2899
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,729,000 Shares of $.001 par value Common Stock outstanding as of September 30, 2001.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                           BURRARD TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          Interim Financial Statements
               For the nine-month period ended September 30, 2001
                            (Expressed in US Dollars)
                                   (Unaudited)






Contents
--------------------------------------------------------------------------------

Interim  Financial  Statements

     Balance  Sheets

     Statements  of  Changes  in  Shareholders'  Equity

     Statements  of  Operations

     Statements  of  Cash  Flows

     Notes  to  Financial  Statements



================================================================================
                                                    Burrard  Technologies,  Inc.
                                                   (A Development Stage Company)
                                                                  Balance Sheets
                                                       (Expressed in US Dollars)

                                                    September 30     December 31
                                                            2001            2000
--------------------------------------------------------------------------------
                                                   (Unaudited)
Assets

Current
  Cash                                              $        46      $      414
================================================================================

Liabilities and Shareholders' Equity

Current
  Accounts payable and accrued liabilities          $    47,151      $   29,137

Due to related party                                     42,607          15,050
                                                    ----------------------------
                                                         89,758          44,187
                                                    ----------------------------

Share Capital and Deficit
  Share capital
    Authorized - 25,000,000 common shares with par
      value $0.001
    Issued and fully paid - 5,729,000 common shares       5,729           5,729
  Additional paid-in capital                             49,671          49,671
  Deficit accumulated during the development stage     (145,112)        (99,173)
                                                    ----------------------------
                                                        (89,712)        (43,773)
                                                    ----------------------------
                                                    $        46      $      414
================================================================================





See  the  accompanying  notes  to  these  interim  financial  statements.

================================================================================
=======================

Burrard  Technologies,  Inc.
                                                                          (A
Development Stage Company)
                                                   Interim Statement of Changes
in Shareholders' Equity

(Expressed in US Dollars)

(Unaudited)


Total
                                       Number of   Per     Carrying  Additional
Accumu-      Total
                                        Common    Share     Value      Paid in
lated    Stockholders'
                                        Shares    Price                Capital
Deficit      Equity
--------------------------------------------------------------------------------
------------------------
Incorporation,
  April 5, 2000                        2,500,000  $  0.001  $ 2,500   $     -
$       -   $   2,500

Sale of common shares,                 3,000,000  $  0.010    3,000     27,000
-      30,000
  June 30, 2000
Sale of common shares,                   229,000  $  0.100      229     22,671
-      22,900
  August 9, 2000
Net loss to December 31, 2000                  -                  -          -
(99,173)    (99,173)
                                       -----------------------------------------
------------------------
Balance, December 31, 2000             5,729,000              5,729     49,671
(99,173)    (43,773)

Net loss to September 30, 2001                 -                  -          -
(45,939)    (45,939)
                                       -----------------------------------------
------------------------
Balance, September 30, 2001            5,729,000  $         $ 5,729   $ 49,671
$(145,112)  $ (89,712)

=================================================================




See  the  accompanying  notes  to  these  interim  financial  statements.

================================================================================
=======================

Burrard  Technologies,  Inc.
                                                                          (A
Development Stage Company)
                                                                        Interim
Statement of Operations

(Expressed in US Dollars)

(Unaudited)

                                        For the     For the       For the
For the    Period from
                                       three (3)    nine (9)     three (3)
six (6)   April 5, 2000
                                        months       months       months
months     (inception)
                                         ended        ended        ended
ended       to Sep-
                                       September    September    September
September 30 tember 30
                                        30 2001      30 2001      30 2000
2000 (Note 3)   2001
--------------------------------------------------------------------------------
-----------------------

Expenses

  Consulting                          $        -    $        -     $   15,400
$   15,400   $   19,073
  Interest                                   492           784             68
100          816
  Management fees                          3,000         9,000          3,000
6,000       18,000
  Office and administration                  408           832            645
645        1,568
  Professional fees                        1,339        26,323         21,832
26,832       55,655
  Rent                                     3,000         9,000          3,000
6,000       18,000
  Software development                         -             -          8,500
32,000       32,000
                                      ------------------------------------------
------------------------
Net loss for the period               $   (8,239)   $  (45,939)    $  (52,445)
$  (86,977)  $ (145,112)

==================================================================

Basic loss per share -
  Basic and diluted                   $   (0.001)   $   (0.008)    $   (0.013)
$   (0.021)  $   (0.028)

==================================================================

Weighted average shares outstanding    5,729,500     5,729,500      4,117,461
4,117,461    5,200,724
================================================================================
========================



See  the  accompanying  notes  to  these  interim  financial  statements.

================================================================================
===================
                                                                       Burrard
Technologies,  Inc.
                                                                      (A
Development Stage Company)
                                                                    Interim
Statement of Cash Flows

(Expresses in US Dollars)

(Unaudited)

                                             For the             For the
Period from
                                             nine (9)            six (6)
April 5 2000
                                           months ended        Months ended
(inception)
                                           September 30        September 30
to June 30
                                                   2001        2000 (Note 3)
2001
                                           -------------------------------------
-------------------
Cash flows from operating activities
  Net loss for the period                  $   (45,939)        $    (86,977)
$   (145,112)

Changes in assets and liabilities
  Accounts payable and accrued
    liabilities                                 18,014               19,250
47,151
                                           -------------------------------------
-------------------
                                               (27,925)             (67,727)
(97,961)
Cash flows from financing activities
  Increase in amounts due to related
    party                                       27,557                12,512
42,607
  Issuance of share capital                          -                55,400
55,400
                                           -------------------------------------
-------------------
                                                27,557                67,912
98,007
                                           -------------------------------------
-------------------
Increase is cash during the period                (368)                  185
46

Cash, beginning of period                          414                     -
-
                                           -------------------------------------
-------------------
Cash, end of period                        $        46         $         185
$         46
================================================================================
===================




See  the  accompanying  notes  to  these  interim  financial  statements.

================================================================================
                                                    Burrard  Technologies,  Inc.
                                                   (A Development Stage Company)
                                       Notes to the Interim Financial Statements
                                                       (Expressed in US Dollars)
                                                                     (Unaudited)
June  30,  2001
--------------------------------------------------------------------------------

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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2001, the Company has recognized no revenue and has accumulated operating losses of $145,112 since its inception, has negative working capital of $89,712 and has shareholders' deficit of $89,712. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the operations and capital requirements of the Company. It is management's intention to raise new equity financing of approximately $1,100,000 within the following twelve months. Amounts raised will be used to complete the development of the "International Reg." software, commence development of the Company's web site, undertake an advertising and marketing campaign and purchase necessary equipment and supplies for the operation of the business. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.

2.  Related  Party  Transactions

During the three-month period the Company has incurred rent and office services in the amount of $3,000 ($9,000 for six months - see Note 3). These services are provided to the Company, by the President of the Company, on a month to month basis at $1,000 per month and can be terminated by the Company without notice.

3.  Comparative  Figures

The Company was incorporated on April 5, 2000. Therefore there were no operations for the three-month period ended March 31, 2000. Therefore the comparative statement of operations is presented for six months only.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations

Forward  Looking  Statements

This report on Form 10-QSB contains certain forward-looking statements within the meaning of section 21(e) of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments, any statements regarding future economic conditions or performance, statements of belief, and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Plan  of  Operations

Our plan of operations for the twelve months following the quarter ended September 30, 2001 is to complete the following objectives within the time period specified, subject to our obtaining financing for the development and marketing of our International Reg portal web site:

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

To fund our plan of operations, we need to raise a minimum of $1,087,995 over the twelve months following September 30, 2001. The anticipated cost and projected time to complete each of these elements of our plan of operations are discussed below:

Software  Development

We anticipate that development will be completed during the second quarter of 2002, provided that we can achieve the required financing. We anticipate that the software development process will take approximately three months once we achieve the required financing. We anticipate that the development costs will be approximately $522,700 and will consist primarily of payments to consultants for programming and software development services. We plan to hire an external software development firm to develop this software rather than complete development ourselves. We presently do not have sufficient funds to commence development of our software. Commencement of development of the software is conditional upon our obtaining financing.

Development  of  our  Internet  Portal  Web  Site

We plan to commence development of our Internet portal web site slightly before completion of our computer software. We anticipate that our web site will be fully operational during the first second of 2002. We anticipate that the development expenses for this web site will be approximately $94,000. We presently do not have sufficient funds to commence development of our Internet portal web site. Commencement of development of the Internet portal web site is conditional upon our obtaining financing.

Network  Operations  and  ISP  Infrastructure

We anticipate that development of our network operations and our Internet service provider infrastructure will be completed during the first quarter of 2002. We anticipate that costs for the development of our network operations will be approximately $187,050. We anticipate that costs for the development of our Internet service provider infrastructure will be approximately $96,075.

We also anticipate building an internal enhancement, support and marketing infrastructure for our business. We anticipate spending approximately $43,300 on the purchase of necessary equipment and supplies during the twelve months following September 30, 2001.

We presently do not have sufficient funds to commence development of our network operations and infrastructure. Commencement of development of our network operations and infrastructure is conditional upon our obtaining financing.

Marketing

We plan to undertake an advertising and marketing campaign once the development of our computer software and portal web site is complete. We anticipate that initial marketing expenses for twelve months following September 30, 2001 will be approximately $78,070. We anticipate that an outside marketing consulting firm would design this marketing campaign. We presently do not have sufficient funds to commence any marketing activities. Commencement of marketing activities is conditional upon our obtaining financing and completing development of our software and Internet portal web site.

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

Commencement  of  Revenues

We  anticipate  we  will  first  achieve revenues in the second quarter of 2002, provided that we can implement our plan of operations in the anticipated timetable. As discussed below, we presently do not have sufficient funds to complete our plan of operations and we can provide no assurance that we will be able to complete our plan of operations.

Requirement  of  Financing  to  Implement  Our  Business  Plan

We anticipate that we will be spending approximately $1,087,995 during the twelve-month period after September 30, 2001 in pursuing our stated plan of operations. Of these expenditures, we anticipate that $518,200 will be spent in the six months following September 30, 2001. Our cash position as of September 30, 2001 was $46. Accordingly, we will require additional financing in order to pursue our plan of operations and our business plan. We will not be able to continue our business operations without additional financing as our cash position is only sufficient to enable us to continue operations for approximately one month.

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

As of September 30, 2001 the company has been unsuccessful in its efforts to raise additional capital to meet its plan of operations. Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. At the present time, the Company is exploring other alternatives including various methods for raising additional funds, forming partnerships with other entities, as well as other business opportunities.

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

We believe the above discussion contains a number of forward-looking statements. Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decisions of our board of directors not to pursue a specific course of action based on its re-assessment of the facts or new facts, changes in the Internet business or general economic conditions and those other factors identified in this 10QSB report.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

     None

Item  2.  Changes  in  Securities

On September 21, 2001 we announced that our directors approved a three for one split of our common stock. The stock split will be effected by way of stock dividend to our common shareholders of record on October 1, 2001. Each shareholder of record will be issued two additional shares of our common stock for each share held on the record date.

Item  3.  Defaults  upon  Senior  Securities

     None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     None

Item  5.  Other  Information

     None

Item  6.  Exhibits  and  Reports  on  Form  8-K.

EXHIBITS

     99.1     Risk  Factors

REPORTS  ON  FORM  8-K

None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

BURRARD  TECHNOLOGIES,  INC.

Date:     November  16,  2001



By:   /s/ William  Robertson
     ----------------------------------
     William  Robertson
     President,  CEO  and  Director