Form 10KSB
period 2001-12-31
BLUE INDUSTRIES INC
filed 2002-04-16
CIK 1126752

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark  One)
[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

        For  the  fiscal  year  ended  DECEMBER  31,  2001

[    ]  Transition  Report  Under  Section  13  Or  15(D)  Of  The Securities
        Exchange  Act  Of  1934
        For  the  transition  period  from  _____  to  _____

COMMISSION  FILE  NUMBER:  000-32567

                              BLUE INDUSTRIES INC.
                              --------------------
                 (Name of small business issuer in its charter)

NEVADA                                        52-2273215
------                                        ----------
(State  or other jurisdiction              (I.R.S. Employer Identification  No.)
of incorporation or organization)          -------------------------------------
---------------------------------

28  RUE  DU  MARCH  CH  1211
GENEVA,  SWITZERLAND                       NOT  APPLICABLE
---------------------------------------    -----------
(Address of principal executive offices)   (Zip  Code)

011-336-1624-8726
Issuer's  telephone  number
---------------------------

                           BURRARD TECHNOLOGIES, INC.
                         1500 - 885 West Georgia Street
                      Vancouver, British Columbia  V6C 3E8
                      ------------------------------------
           (Former name or former address, if changed since last report.)

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:  NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  [X]   No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [    ]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $11,976,949 as of April 4, 2002


State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of the latest practicable date.   18,196,765 Shares of Common Stock
as  of  April  11,  2002

Transitional  Small Business Disclosure Format (check one): Yes  [   ]   No  [X]

Transitional  Small Business Disclosure Format (check one): Yes  [   ]   No  [X]

                                     PART I

FORWARD-LOOKING  STATEMENTS

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the sections entitled Description of Business and Management's Discussion and Analysis or Plan of Operation, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting
Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

ITEM  1.     DESCRIPTION  OF  BUSINESS.

GENERAL

Blue Industries, Inc. ("Blue Industries" or "we") has developed a process of water treatment and decontamination without using chemicals. We refer to our technology as the "BLUE Industries" water treatment process. The BLUE Industries water treatment process incorporates patented technologies that we own and that are licensed to us. The BLUE Industries water treatment process is comprised of four stages of water treatment:

-     Clarification
-     Purification
-     Disinfection
-     Conservation

The BLUE Industries water treatment process enables us to develop water treatment apparatuses that achieve excellent results in the fields of wastewater treatment, farm produce industry water treatment and drinking water potabilization. The water treatment apparatuses that we have developed are managed by a proprietary micro-calculator and electronic management system that regulates and controls the water treatment process. The flexibility of our process and the apparatuses that we have developed allows us to provide a range of products that are capable of treating water flows from six cubic metres per day to several thousand cubic metres per day.

Our business plan calls for the marketing and sales of water treatment apparatus incorporating our BLUE Industries water treatment process. We did not achieve any sales during our fiscal year ended December 31, 2001. We commenced sales of our products in the first quarter of 2002.

CORPORATE  ORGANIZATION

Blue  Industries  Technologies,  Inc.  was incorporated as Burrard Technologies,
Inc.  on  April  5,  2000 under the laws of the state of Nevada.   Our corporate
name  was  changed  to  Blue  Industries  Inc.  effective  April  2,  2002.

On October 1, 2001, we completed a reverse split of our common stock on the basis of three common shares for each existing common share previously issued. Share amounts in this annual report relating to periods prior the reverse split have been restated on a "post-split basis".

We conduct our business through Technocall SA, our wholly-owned subsidiary ("Technocall"). Technocall was incorporated under the laws of Switzerland on March 11, 1992. We completed the acquisition of Technocall on December 18,
2001. Prior to the acquisition of Technocall, we were developing a computer software program known as the "International Reg", but were essentially inactive through much of 2001 while we were considering financing and investing opportunities. Technocall was inactive from inception to September 29, 2001 when it acquired all the assets (including parts and supplies, machinery and equipment and computer software) comprising the Blue Industries water treatment process to be marketed to government and non-government organizations in Asia, Africa and the Middle East.

For the period from September through December 2001, Technocall was pursuing various contracts for the sale of its water treatment process, but was otherwise not active. In 2002, we have entered into sales contracts with companies in China and Thailand to supply various units containing the Blue water treatment process. Additionally, in February 2002, we entered into a joint venture of which we hold a 46% interest. Upon formation of the joint venture, we licensed to the joint venture the water treatment technology for territories in the Middle East, North Africa and Iran.

INTERNATIONAL  REGISTRATION  BUSINESS

We acquired the rights to develop computer software known as the "International Reg" software and the associated www.internationalreg.com web site on May 24, 2000 from Pan Ocean Consulting Ltd. in consideration for a purchase price of $32,000. We determined not pursue the development of this business upon the completion of our acquisition of Technocall, as described below.

ACQUISITION  OF  TECHNOCALL

On December 4, 2001, we entered into a share purchase agreement (the "Share Purchase Agreement") with Technocall SA ("Technocall") and Advanced Technologies Development Co. Ltd. ("Advanced Technologies"), Rocasoprane Ltd. and Axiom S.A. (together, the "Technocall Shareholders") dated for reference November 23, 2001 whereby we agreed to acquire all of the issued and outstanding shares of Technocall in consideration of the issue of 7,600,000 shares of our common stock to the Technocall Shareholders. The acquisition of Technocall was complete on December 18, 2001 in accordance with the terms of the Share Purchase Agreement. We issued a total of 7,600,000 shares of our common stock to the Technocall shareholders on closing as follows:

     Technocall  Shareholder                         Number  of  Shares
     -----------------------                         ------------------

     Advanced  Technologies  Development  Co.  Ltd.  3,800,000  Shares
     Rocasoprane  Ltd.                               2,538,400  Shares
     Axiom  S.A.                                     1,261,600  Shares

Mr. Fernand Leloroux, the president and a director of Blue Industries, is the president of Technocall. Mr. Leloroux became our president and a director immediately prior to our acquisition of Technocall on December 17, 2001.

Concurrent with the closing of the Technocall acquisition, Mr. William Robertson, the former president and a former director of Blue Industries, and Mr. Nick Sirsiris, the former secretary and treasurer and a former director of Blue Industries, surrendered to us an aggregate of 7,125,000 shares of our common stock for nil consideration. As a result of these transactions, the number of shares of our outstanding common stock increased from 17,187,000 shares to 17,662,000 shares on completion of the acquisition of Technocall. Mr. Robertson and Mr. Sirsiris also resigned as officers of Blue Industries as part of this acquisition transaction. Mr. Fernand Leloroux was appointed as president of Blue Industries in replacement of Mr. Robertson. Mr. Cyrill Heitzler was appointed as secretary in replacement of Mr. Sirsiris. Mr. Robertson and Mr.
Sirsiris resigned as directors of Blue Industries effective December 17, 2001. There was no disagreement between us and our former directors on any matter relating to our operations, policies or practices.

As a consequence of the completion of the acquisition of Technocall, the surrender of stock by Mr. Robertson and Mr. Sirsiris and the changes in the board of directors and officers of Blue Industries, there was a change in control of Blue Industries effective December 18, 2001.

The share exchange with the stockholders of Technocall was accounted for as a reverse acquisition, since at the completion of the share exchange the former stockholders of Technocall controlled approximately 43% of our company's common stock immediately upon conclusion of the transaction, Mr. Leloroux and Mr.
Heitzler are our sole directors and the continuing business is that of Technocall. Following the accounting for reverse acquisitions, the financial statements subsequent to closing of the share exchange are presented as a recapitalization of Technocall. Accordingly, our operations are consolidated with those of Technocall since the date of acquisition. All financial information presented for periods prior to the acquisition date is that of Technocall.

Prior to the acquisition of Technocall, we were essentially inactive having net liabilities of approximately $62,068 and accumulated a deficit from our previous business venture of $117,468.

DEVELOPMENT  OF  THE  BUSINESS  OF  TECHNOCALL

Agreement  with  Advanced  Technologies

Technocall acquired the software, patents, property and equipment and parts and supplies inventory comprising the Blue Industries water treatment process from Advanced Technologies on September 29, 2001. The technology acquired by Technocall pursuant to this agreement included the electronic smart card management system for the Blue Industries water treatment apparatus. Advanced Technologies owned 50% of Technocall at the time of our acquisition of Technocall and is one of our principal shareholders.

Technocall issued to Advanced Technologies a subordinated note payable in the amount of $4,288,500 as consideration for this transfer of assets. Subsequent to the acquisition, Advanced Technologies agreed to forgive $31,070 of the note payable in respect of previous expenses incurred by Technocall. The forgiveness was recorded as a reduction in the distribution of equity. The debt was subordinated against future indebtedness and was unsecured and non-interest bearing with no specific terms for repayment. Because the acquisition was from a significant Technocall stockholder, the value we assigned to the assets acquired represents the carrying value of the assets to the significant stockholder at the date of acquisition of $423,937. The difference between the agreed amount of the note payable recorded in our financial statements and the value assigned to the assets transferred from the stockholder of $3,864,563 is recorded as a distribution of equity in our financial statements.

Advanced Technologies agreed to forgive this indebtedness effective April 2, 2002. Accordingly, neither we nor Technocall are liable for the payment of any further amount to Advanced Technologies as a result of this acquisition. The forgiveness of indebtedness will be recorded as a reduction to the distribution of equity and additional paid-in capital in our 2002 consolidated financial statements.

Agreement  with  Cartis  Inc.

Technocall entered into an agreement with Cartis Inc., a Florida corporation, ("Cartis") on September 28, 2001 (the "Cartis Agreement"). Under the terms of the Cartis Agreement, Technocall was granted the exclusive worldwide right to distribute powder cartridges developed by Cartis that incorporate a patented water treatment process developed by Cartis. These powder cartridges are incorporated into the design of the Blue Industries water treatment apparatus. The exclusivity of the rights granted by Cartis to Technocall depend on Technocall meeting sales targets agreed to by Technocall and Cartis at six-month, 12-month and 18-month intervals. If the agreed upon sales targets are not achieved, Cartis will be free to continue or suspend the exclusivity of the rights granted to Technocall. In exchange, Technocall granted to Cartis the non-exclusive right to purchase electronic calculators and smart cards owned by Technocall for the electronic management of water production and water treatment apparatus. The Cartis
Agreement is for a three year term ending on September 28, 2004, subject to automatic renewal for a further three years if there is no cancellation in the six months preceding the date of termination.

Agreement  with  Eaudegam  SA

We entered into a patent license contract with Eaudegam SA dated February 6, 2002 whereby we acquired an exclusive license regarding the French Patent No. 00 07642 and International Patent PCT/FR01/01817 owned by H.T.C.I. and licensed to Eaudegam. The patent was registered in France on June 15, 2000 and applies to a purification process for sewage effluents. This process is incorporated into the clarification stage of our Blue Industries water treatment process. Under the terms of this agreement, we acquired a manufacturing and marketing license from Eaudegam for the wastewater purification device governed by the patent claims. The license is for a term of ten years with the possibility of renewal for additional five year terms. The license is applicable to the countries of Saudi Arabia, Thailand, Cambodia, China, Yemen, United Arab Emirates, Oman, Qatar, Bahrain, Iran, Syria, Lebanon, Jordan, Sudan, Egypt, Libya, Morocco, Tunisia and Algeria. Under the agreement, we agreed to pay to Eaudegam a quarterly royalty of 10% per year applicable on sales of devices incorporating the patented technology, subject to a minimum royalty payment of $1,500,000 in each quarter, for a minimum annual royalty of $6,000,000. We were granted the option to redeem the royalties with one single payment corresponding to two annual royalty payments provided this payment was made by March 30, 2002. The grant of this license to us was consented to by H.T.C.I., the owner of the patent on February 6, 2002.

We entered into a further agreement with Eaudegam SA ("Eaudegam") dated effective March 26, 2002 whereby we agreed to issue 9,000,000 restricted shares of our common stock to Eaudegam in consideration for the reduction of royalties payable on sales of products incorporating the licensed patent pursuant to the patent license contract with Eaudegam. This agreement was cancelled effective April 11, 2002. We have not issued the 9,000,000 shares to Eaudegam and the royalty remains as a royalty of 10% of sales. Eaudegam has indicated to us that it will agree to the waiver of the minimum annual royalty under the patent license contract in exchange for making the license rights non-exclusive.

The patent sub-license acquired by us is in respect of a purification process for sewage effluent. This process involves a physical-chemical treatment based on reversed mud layers. After waste water enters the system, an injection of a reagent allows coagulation and flocculation of the pollutants present in the water. This operation generates a mud layer acting as a filter which reduces treatment time increases treatment capacity over other cost effective available technologies. At the end of the cycle, water is clarified circulates through a finishing filter mass.

TECHNOLOGY

BLUE  Industries  Water  Treatment  Process

The BLUE Industries water treatment process comprises four stages of water treatment:

-     Clarification
-     Purification
-     Disinfection
-     Conservation

These  four  stages  of  treatment  are  discussed  as  follows:

1.     Clarification

The first stage of water treatment in the BLUE Industries water treatment process is the process of clarification. This clarification process incorporates two patented processes. The first process is a physiochemical treatment based on the principle of reversed mud layer. After pumping the water effluent that is to be treated, a re-agent is injected into the water which allows elements present in the effluent to coagulate and flocculate. This process creates a mud layer which remains inside a cone within the water treatment apparatus. This mud layer serves as a filter which allows for more important purification of water. The mud is then recovered from the cone and is pumped intermittently within the apparatus. When the water leaves the mud layer it is clarified and then goes into a filtering mass.

The second process of clarification involves implementing a bacteriological treatment through the use of a fluidified layer with a vortex within the apparatus. Under this process, filtered water goes through rings and pressurized air is added in order to oxygenate and generate physiochemical reactions.

We believe that the incorporation of these patented processes into the clarification process enables us to develop a water treatment apparatus that is both compact and has a low investment cost. The physiochemical treatment, based on the principle of reversed mud layer, contributes to a reduction of treatment time, a decrease in the apparatus size, a decrease in chemical consumption and the optimization of precipitation of metals from the effluent. The bacteriological treatment process also contributes to a decrease in the apparatus size, permits possible variations of water flow and allows de-nitrification from the effluent.

2.     Purification  and  Conservation

The purification and conservation of water treated in the BLUE Industries water treatment process is provided by the Cartis Process. The Cartis Process incorporates the absorption capacities of activated carbon with the antibacterial properties of silver. The Cartis Process uses a powder composed of carbon and silver to purify and conserve water. The Cartis powders are incorporated into powder cartridges that we incorporate into apparatuses that we have developed using the BLUE Industries Water Treatment Process.

Recent technological improvements in vacuum technology and plasma furnaces have allowed Cartis to create a bond between carbon and silver. The covalent link between these two materials creates a new stable molecular structure. The use of the Cartis powder allows for two separate water treatments. First, the Cartis powder cartridges act like a "super sponge" which suppresses all traces of chlorine, heavy metals, nitrogenous pesticides, bad tastes and smells. The passage of water through the CARTIS material creates a reaction between minerals and the silver bond enhances the REDOX potential. In this way, the water is protected against any possible recontamination. The Cartis Process is the subject to a patent owned by Cartis. We purchase Cartis powder cartridges from Cartis pursuant to our agreement with Cartis dated September 28, 2001.

3.     Disinfection

The disinfection stage in the Blue Industries water treatment process is provided by the treatment of processed water with ultra-violet radiation. This ultraviolet process allows for the instantaneous destruction of bacterial pollution.

4.     Electronic  Management  System

We have developed a proprietary electronic management system that manages the BLUE Industries water treatment process. This electronic management system is incorporated into the water treatment apparatuses that we have developed. Our electronic management system is incorporated into our proprietary "e-BIS" electronic card that is incorporated into our BLUE Industries water treatment apparatuses. The e-BIS electronic card incorporates a microprocessor and includes the following features:

(1)     a  wide  tolerance  of  voltage  supply;

(2) an interface for the network and loading of software that we developed for management of our water treatment processes;

(3)     a  real-time  clock  saved  by  a  lithium  battery;

(4)     an  analog  measuring  interface;

(5)     an  interface  for  UV  generated  control;

(6)     security  and  UV  management;

(7)     an  interface  for  solenoid  valve  control;

(8)     LCD  Display

(9)     bi-colour  LED  for  alarms  management

(10)    5-keys  keypad

In addition, we have developed our own software for management of the BLUE Industries water treatment process through our e-BIS electronic card.

BLUE  INDUSTRIES  PRODUCTS

The  BLUE  Fountain  Kiosk

The BLUE Fountain Kiosk is a water treatment station created to supply potable water in isolated sites, villages or small communities. The BLUE Fountain Kiosk is a fully contained water treatment apparatus that is capable of supplying potable water from water provided from rivers, drilling or tanks. The BLUE Fountain Kiosk integrates a tank allowing to recover rainwater and to stock raw water. This tank allows the apparatus to supply water during risky periods, such as periods of drought, monsoons, cyclones, etc. The BLUE Fountain Kiosk has been designed such that maintenance operations are easy and limited in order that no qualified work force is required to use and maintain the water treatment station. The BLUE Fountain water treatment stations include the following water treatment processes:

(1)     Filtration;

(2)     Purification;

(3)     Disinfection;  and

(4)     Treatment.

In the treatment station, the water is filtered in order to suppress the main suspended impurities. This operation is made on a sand layer through slow filtration. Water is then pumped into a flocculation tower which allows for the suppression of dissolved materials and other physiochemical pollutants which may be present in the water. This patented and exclusive process allows for the provision of clear water. At the end of the cycle, the water is pumped through a five-microns particle filter which provides the total suppression of any residual elements that may be present in the water. After being clarified, the water is disinfected in an ultraviolet disinfection chamber. This ultraviolet process allows for the instantaneous destruction of bacterial pollution.

The last stage of treatment in the BLUE Fountain Kiosk is the Cartis treatment. The Cartis process allows for the suppression of traces of bad tastes and smells, nitrate pesticides, heavy metals and chlorine. In addition, the passage of water through the Cartis powder cartridges allows for the provision of natural conservation of properties that protects the water against possible bacterial recontamination. In this way, water can be stocked before consumption.

The  BLUE  Fountain  Kiosk  is  composed  of  five  main  units:

(1) Kiosk - The Kiosk is the frame which integrates the potable water storage tank, the shelter, the supply point and the various treatment units.
(2) Filtration Block - This Block is a sand filter with a capacity of changing according the need and is comprised of 25 to 50 kilograms of sand. The filter is equipped with a backwash valve.

(3) Flocculation Tower - This proprietary equipment is composed of a tower, a flocculation bolus, a measuring pump and a mud evacuation valve.

(4)  Overpressure Machine

(5) Blue Treatment Station - This Station integrates all elements of disinfection and water treatment, including a five microns filter, a disinfection chamber, the Cartis powder treatment cartridges and electronic control of the whole treatment station.

Option elements that may be added to the BLUE Fountain Kiosk include a generator and a secondary potable water tank.

The BLUE Fountain Kiosk has been designed for easy maintenance. Maintenance consists of making two annual analyses and changing the consumable products at the end of their useful life. The end of the consumable products incorporated into the BLUE Fountain Kiosk is indicated either by a visual alarm, a sound alarm or by remote transmission.

The consumable products incorporated into the BLUE Fountain Kiosk include the Cartis cartridges, a 25-watt ultraviolet lamp and a quartz sleeve and joints. These consumable products have varying useful lives.

Changing the consumables at the end of their useful life guarantees a constant quality of the water provided by the BLUE Fountain Kiosk. In addition, the BLUE Fountain Kiosks are equipped with the following security controls:

(1)     Electrical  Security

In the event of a power supply cut, the water supply network is cut thanks to a solenoid valve. The tank provides potable water during all times of the power cut and then fills up automatically when the electrical supply comes back.

(2)     Bacterial  Security

In the event of a breakdown of the disinfection lamp or an unacceptable level of turbidity, a solenoid valve cuts the water circuit.

(3)     Consumable  Security

Once arrived at the acceptable consumable use limit, a visual or sound alarm starts up. At the end of the consumables' useful life, a solenoid valve cuts the treatment circuit.

These security measures allow for the guarantee to the consumers of a constant supply of potable water. The BLUE Fountain Kiosk has been designed to limit the risk of breakdown using components that are reliable and easy to use. During supply cuts, buffer tanks provide potable water supply.

There are two types of controls incorporated into the BLUE Fountain Kiosk. The first control uses physiochemical analysis, which assures the good working order of filtration and purification elements. The second control consists of bacteriological analysis which assures the good working order of disinfection elements.

CURRENT  PRODUCT  LINE

Our  current  product  line  includes  the  following  products:

BI  P6

The BI P6 is a point of use, environmentally safe, water purification system with a 6 cubic meters per day capacity. The BI P6 system provides quality drinking water through filtration, disinfection, purification, and the water maintains purity after treatment without the use of chlorine. The BI P6 is managed remotely with a proprietary electronic control system called the e-BI
P1. It controls the alarms and ensures the proper safety procedures and maintenance. The e-BI P1 monitors and controls the UV lamp. It is built into the frame of the BI P6. The BI P6 utilizes our exclusive Cartis cartridge and constitutes a complete treatment combination for water purification and is also mobile and easy to install. The target market for the BI P6 is homes and small business that need clear, drinkable water.

BI  P60

The BI P60 is a point of use, environmentally safe, water purification system with a 60 cubic meters per day capacity. The BI P6 system has the same features as the BI P6. However, the target market for the BI P6 is commercial customers that also need clear, drinkable water.

BI  C24

The BI C24 is a clarification system based on the HTCI patent with a treatment capacity of 24 cubic meters of water per day. The system takes water from various sources such as lakes, wells, rivers, or industrial wastewater. The BI C24 treats industrial waste water and recycles dirty waters to make it clear. The technology removes a number of existing pollutants such as suspended solids, nitrates, iron, ammonia, and many others. It also provides pH neutralization. The target market is clarification of water for agricultural use, waste water treatment of small and medium sized industries and clarification of water from rivers and lakes so that it can be further treated for drinking.

We  are  currently  undertaking  the  development  of  the  following  products:

CS-10

The CS-10 is an environmentally friendly septic tank using a new process that allows customers to obtain clear and pure water from septic fluids with a capacity of 10 cubic meters per day.

The development is 30% completed and final prototype is expected to be completed in September. Final approval, manufacturing documentation, quality control documentation need to be finalized. The target market for this system is homeowners that can reuse the water for irrigation or drinking.

CP-24

The CP-24 is a system that combines the clarification and the potabilisation process into one system. This allows users to take raw or dirty water from sources such as lakes, rivers, wells, or underground water and clarify the water and then make it potable. The system is 65% complete and is expected to be finalized in August. 50 beta systems have been ordered for delivery in September.

The PA-60 is an apparatus that uses Cartis cartridges to process water for agricultural use. The system removes bacterial and has a capacity of 60 cubic meters per day. This natural treatment allows treatment of water without modifying the nutritional additives for agricultural use. The prototypes have been completed and tested and approved. Testing by a special shrimp producers commission of Thailand has been completed and orders for 1,000 units are expected in 2002. Delivery of units is expected to begin in August and continue for five years. Target market for this system is agricultural applications.

MANUFACTURING

Our Blue Industries water treatment apparatuses are made under sub-contract with manufacturers. We complete the engineering and design of each of our products. Once engineering and design is complete, sub-contractors manufacture prototypes that we use for testing and evaluation purposes. Once design is finalized, production of the components comprising the units and their assembly are completed by the sub-contractor. We do not undertake manufacturing activities ourselves.

MARKET  FOR  THE  BLUE  INDUSTRIES  WATER  TREATMENT  TECHNOLOGIES

We have identified three principal markets for the BLUE Industries Water Treatment technologies and apparatuses as follows:

(1)     Potabilization

The supply of potable water for human consumption is a worldwide concern. Currently, only one-third of the world's population is supplied with reliable potable water. We believe that the supply of water treatment apparatuses to third world countries is a strong potential market because of the numerous budgets operated by non-government organizations and bi-lateral organizations. Implementation of water treatment apparatuses is difficult because of the fact that the population is mainly composed of villages which are often far from economic centers. In addition, there is typically a lack of infrastructure and persons equipped with the required technical competence to maintain water treatment apparatuses.

We have designed our BLUE Industries water treatment apparatuses to provide potable water in remote locations with minimized and simplified maintenance operations. Our BLUE Industries water treatment apparatuses are also designed to produce potable water that meets applicable government regulations.

We plan to market our BLUE Fountain Kiosks for implementation in third world countries where potable water is concerned.

(2)     Wastewater

We have designed our BLUE Industries Water Treatment apparatuses to treat wastewater designed by various industrial activities. Effluent from the following industries can be processed:

(i)     Farm-produce  industry;
(ii)     Washing  plants/laundries;
(iii)     Paper  plants;
(iv)     Textiles;
(v)     Chemical  industry  plants;
(vi)     Iron  and  steel  industry  plants.

We have designed our BLUE Industries Water Treatment apparatuses to be compact apparatuses that can be implemented in compact areas and at a low investment cost.

(3)     The  Farm-Produce  Industry

Water quality in the farm-produce industry is very important because water quality is directly linked to production output. Usually, hydroponics farming works due to the addition of nutritive solutions that optimize the output and protect cultivations from some parasites. The principle consists of having the irrigation system work in a loop in order to control water quality and concentration of additives. The re-use of these nutritive solutions often provokes a bacterial contamination of the tanks and the irrigation process. Losses as a result of bacterial contamination can result in a loss of up to 50% of production. Conventional treatment of bacterial contamination, such as chlorine, is not possible for these hydroponics farming operations.

We plan to market the BLUE Industries water treatment apparatuses to the farm-produce industry. On test results, we have demonstrated that the incorporation of our technology into farm-produce industry irrigation can have the result of increases in production and the decontamination of water. Specific targets for our technology in the farm-produce industry include China, Thailand, shrimp-farming and Vietnam.

SALES  CONTRACTS  RECEIVED  BY  THE  COMPANY

Our plan of operations includes developing distribution agreements in specific countries with local companies that local business expertise. Payments for significant orders of our products under distributor arrangements are secured by irrevocable letters of credit on terms negotiated with the distributor.

We have entered into the following sales contracts and memorandums of understanding and received the following orders for our products:

In December of 2001, the China Ministry of Health ordered from us 2,000 P 60 clarification systems and 400 P 6 purification systems, and 2 sewage treatment sites with a capacity of 20,000 cubic meters per day. The 18 month contract including spare parts, engineering, maintenance, and service totals approximately 15,000,000 Euros. As of March 31, 2002 we have delivered 40 P 6 systems, 83 P 60 systems, 3 C 24 systems primarily to schools in Beijing, for a total invoiced value of approximately $358,000. Payment of amounts invoiced are secured by a letter of credit issued in our favor under this agreement.

In December of 2001, we signed a memorandum of understanding in with a distributor in Thailand for 1,000 PA 60 systems with a total value of approximately $ 850,000. These systems are to be delivered in the second half of 2002. Management signed the final contract on April 10, 2002.

Desert  Blue  Joint  Venture

We entered into a joint venture agreement with M.L.T.O. for the Middle East, North African countries and Iran. These countries include: Saudi Arabia, Yemen, United Arab Emirates, Oman, Iraq, Syria, Lebanon, Jordan, Sudan, Egypt, Libya, Morocco, Tunisia and Algeria. M.L.T.O. is a company specialized in investments related to the treatment of water and is represented by Dr. Mohammed Saad Yamani. Under this arrangement, we have agreed to incorporate a Swiss company to be known as Desert Blue. We will own a 46% interest in Desert Blue and M.L.T.O. will own a 56% interest.

We have agreed to grant exclusive distribution rights to Desert Blue pursuant to a partnership contract dated February 12, 2002. Under this agreement, Desert Blue will have exclusive distribution rights for the Middle East, North African countries and Iran for a term of ten years, subject to Desert Blue meeting performance criteria to be agreed upon. The performance criteria include sales targets at six months, twelve months and eighteen months, both by equipment and zone. If these criteria are not reached, we will be free to suspend the exclusivity of the distribution rights. Desert Blue will agree to pay to us a $1,000,000 up front licence fee, of which we will fund $460,000 in accordance with our interest in Desert Blue, and an additional 10% royalty on sales achieved under the agreement. To date we have not yet earned the up front licence fee.

We received a $1,136,000 order in February 2002 from Desert Blue under the joint venture agreement for 30 P 6, 5 P 60, 4 C 24's plus engineering for a sewage treatment plant with a capacity of 20,000 cubic meters per day.

COMPETITION

We compete with major international companies that are involved in the water treatment business. These companies include: Vivendi, Suez and RWE. These companies have greater capital resources and greater brand name recognition than we have.

Our plan is compete with the established competition on the basis that our water treatment apparatuses provide excellent water treatment characteristics without the addition of any chemicals to the water. The water treatment processes offered by our competitors generally rely on the addition of chemicals, most commonly chlorine, in order to provide water treatment. Our success in competing with these competing technologies will depend on our ability to convince customers that our Blue Industries water treatment process offers performance advantages.

GOVERNMENT  REGULATION

Government regulations in each country in which are products are used govern the quality of potable water and industrial waste water. These regulations will govern our purchasers who must ensure that the quality of water produced using our products meets applicable government regulations and will vary from jurisdiction to jurisdiction. Accordingly, our business and ability to achieve sales is impacted by our ability to demonstrate to our customers that our products are capable of enabling our customers to meet applicable government regulation. The presence of government regulation has the possibility of increasing demand for our products to the extent that we can demonstrate that customers can achieve compliance with government regulation by using our products. Our inability to demonstrate that our products are capable of enabling potential customers to meet applicable government regulations will affect our ability to achieve sales to these potential customers.

We must ensure that our Blue Industries water treatment apparatuses are manufactured in accordance with the prevailing laws of France, the country of manufacture. The costs of compliance with these regulations are incorporated into our development costs.

EMPLOYEES

We  currently  have ten employees.  All of our employees are full-time employees

RESEARCH  AND  DEVELOPMENT

We have not incurred any research and development expenses during each of our last two fiscal years. Substantially all the research and development was completed by Advanced Technologies and predecessors prior to the transfer of assets to Technocall.


ITEM  2.     DESCRIPTION  OF  PROPERTY

Our principal executive offices are located at 28 rue du March , Geneva, Switzerland CH 1204. These premises consist of approximately 800 square feet and are leased by us for a term of three years. We anticipate that we will vacate these premises in June 2002 when we take on new premises in Annecy, France. See Item 6. - Plan of Operations. Our minimum monthly rent payment on these offices is $2,400.

Our administrative and development offices are located at 414 rue de la Gare, Pringy, France 74370. These premises consist of approximately 6,500 square feet and are leased by us for a term of three years. Our minimum monthly rent payment on these offices is $2,630.

Our communications and marketing offices are located at 414 rue St. Honore, Paris, France 75008. These premises consist of approximately 1,200 square feet and are leased by us for a term of three years. Our minimum monthly rent payment on these offices is $2,930.

The leases were all entered into during 2002 and can be cancelled with three months written notice.

We do not have any manufacturing plants or premises as we sub-contract the manufacture of our Blue Industries water treatment apparatuses with third party manufacturers.

We  do  not  own  any  real  property.


ITEM  3.     LEGAL  PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

There were no matters submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2001.

                                     PART II


ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

Market  Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol BLUI. Our shares were traded under the stock symbol BTGS commencing
December 17, 2001 until April 5, 2002. The high and the low trades for our shares for each quarter of actual trading were:


       QUARTER          HIGH ($)  LOW ($)
                        -----     -----
   4th Quarter 2001     $2.30     $2.05
                        -----     -----
   1st Quarter 2002     $2.68     $0.87
                        -----     -----


Holders  of  Common  Stock

As of the date of April 11, 2002, there were seventy-five (75) registered shareholders of our common stock.

Dividends

We issued a stock dividend to our shareholders of record on October 1, 2001. This stock dividend was issued by us, and not by Technocall. Each shareholder of record was issued two additional shares of our common stock for each share held prior to the record date. Our common stock was approved for trading on a post-split basis effective as of October 1, 2001. As a result of this stock dividend, the issued and outstanding shares of our common stock increased from 5,729,000 shares to 17,187,000 shares.

There are no restrictions in our Articles of Incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

(A) we would not be able to pay our debts as they become due in the usual course of business; or

(B) our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

We issued a total of 7,600,000 shares of common stock in consideration of the acquisition of all of the issued and outstanding shares of capital stock of Technocall, SA on December 18, 2001. All shares were issued to the shareholders of Technocall, SA in proportion to the number of shares of Technocall, SA held by each shareholder. The shares were issued pursuant to Section 4(2) of the Act. See Item 1. Description of Business - Acquisition of Technocall.

We completed the sale of 534,765 shares of our common stock on February 25, 2002 at a price of $1.79 per share for proceeds of $957,229. The purchasers consisted of a total of 53 purchasers. We completed the offering pursuant to Regulation S of the Securities Act. All sales were made in reliance of Category 3 of Rule
903 of Regulation S on the basis that: (a) each sale was an offshore transaction; (b) no directed selling efforts were made by us in completing any sales; and (c) offering restrictions were implement. These offering restrictions included endorsing all stock certificates representing the purchased shares with the legend required by Rule 905 of Regulation S. Each purchaser: (a) certified to us that purchaser is not a U.S. person as defined in Regulation S; (b) agreed to resell the purchased shares only in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration; (c) agreed not to engage in hedging transactions with regard to the shares unless in compliance with the Act; and (d) agreed that we were required to refuse to register any transfer of the shares not in compliance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.


ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

Our consolidated financial statements reflect the financial condition results of operations and cash flows of Technocall, our wholly owned subsidiary, for all periods prior to
December 18, 2001. Technocall was inactive from inception on March 11, 1992 to September 29, 2001 when it acquired all the assets (including parts and supplies, machinery and equipment and computer software) comprising the Blue Industries water treatment process to be marketed to government and non-government organizations in Asia, Africa and the Middle East. This acquisition was accounted for by us using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of Technocall controlled approximately 43% of our common stock immediately upon conclusion of the transaction, representatives of Technocall are now our sole directors and officers and our continuing business is that of Technocall. Under reverse acquisition accounting, the post-acquisition entity will be accounted for as a recapitalization of Technocall. As a result of this accounting, our financial statements for all periods prior to December 18, 2001 reflect the business and operations of Technocall.

PLAN  OF  OPERATIONS

Our plan of operations for the next twelve months includes the following elements:

1. We plan to complete performance under our sales contract with the China Ministry of Health. We anticipate that we will incur expenditures of $150,000 in performing our obligations pursuant to this contract;

2. We plan to commence sales of our products under our memorandum of understanding with a distributor for Thailand. We anticipate that we will incur expenditures of $65,000 in performing our obligations pursuant to this contract;

3. We plan to complete development and specification for manufacturing of four new products: the P6, P60, CS10 and C24. In order to complete this development we are planning on moving into new premises in Annecy, France in June 2002. The monthly lease rent for this location is expected to be approximately $10,000 per month. We plan to hire two laboratory scientists and one prototype engineer to complete this development in Annecy. We anticipate that operating expenses of this operation will be approximately $12,000 per month. We anticipate that we will vacate our premises in Geneva when we move into these new premises;

4. We anticipate undertaking marketing and advertising activities consisting of printing of corporate brochures, assembly of a data sheet for technical information on our products, establishing of a web-site and conducting promotional activities from our web site. We estimate that these marketing expenses will total approximately $90,000 over the next twelve months.

In addition to the above elements of our plan of operations, we will incur operating expenses that are substantially greater than the operating expenses incurred during 2001. We estimate that our monthly expenses, including rent, salaries and social charges, professional fees and administrative costs will be approximately $181,000 per month.

Based on our stated plan of operations, we anticipate that we will spend approximately $2,670,000 over the next twelve months. Of this amount, approximately $1,304,500 will be incurred over the next six months. These expenditures are conditional upon our achieving revenues from sales contracts that we have entered into. If we do not achieve revenues from sales contracts, we may attempt to raise additional financing through sales of our common stock to fund our planned business operations. Our business plan may differ from our stated plan of operations. We may decide not to pursue all or part of our stated plan of operations. In addition, we may modify our stated plan of operations if actual costs are greater than anticipated, if we are not able to achieve financing or if we secure financing in order to expand or accelerate our plan of operations.

We do not have any plans for major fixed asset expenditures over the next twelve months.

RESULTS  OF  OPERATIONS

Revenues

We did not earn any revenues during either of our fiscal years ended December 31, 2001 and 2000 as we had not completed sales of our water treatment apparatus during either of these fiscal years. We commenced sales of our water treatment apparatuses in the first quarter of 2002. These initial sales were further to our agreement with the China Ministry of Health. Our future revenues will be dependent on our ability to complete further sales of our water treatment apparatuses and our ability to complete sales contracts that we are able to enter into.

Operating  Expenses

Our operating expenses increased to $77,693 for the year ended December 31, 2001, compared to $NIL for the year ended December 31, 2000. We anticipate that our operating expenses will increase as we undertake our plan of operations for Technocall to establish and complete sales of our Blue Industries water treatment apparatuses. We anticipate that our monthly operating expenses will increase approximately $220,000 as we undertake this plan of operations.

Net  Loss

Our net loss increased to $77,693 for the year ended December 31, 2001, compared to $NIL for the year ended December 31, 2000. Our net loss comprises entirely of operating expenses.

LIQUIDITY  AND  FINANCIAL  CONDITION

We had cash in the amount of $18,280 as of December 31, 2001, compared to cash of $NIL as of December 31, 2000. We had a working capital deficit in the amount of $4,030,508 as of December 31, 2001, compared to a working capital deficit in the amount of $1,130 as of December 31, 2000.

The principal component of our working capital deficit as of December 31, 2001 was a loan from Advanced Development Technologies Co. Ltd., one of our principal shareholders, in the amount of $4,255,660. This indebtedness was forgiven by Advanced Development effective April 2, 2002.

We anticipate that we will fund our business operations initially from private placements of our common stock and subsequently from revenues generated from sales of our Blue Industries water treatment apparatuses. We completed sales of 534,765 shares of our common stock for proceeds of $957,229 during the first quarter of 2002. Revenues from sales of products will be contingent upon us completing performance of existing contracts and our ability to achieve new sales of products. There is no assurance that additional sales of our water treatment apparatuses will result in revenues that will exceed the increased operating costs that we will incur in proceeding with our plan of operations to increase sales.

We will require additional capital if we are to complete our stated plan of operations. Our plan of operations calls for us to spend approximately $2,670,000 over the next twelve months, if we achieve the required financing. Our current monthly operating expenses are approximately $220,000 per month. Our current cash reserves are approximately $300,000. We anticipate financing our plan of operations from revenues generated from sales contracts for our Blue Industries water treatment apparatuses that we have entered into to date. If cash flows from these sales do not materialize, we will require additional financing if we are to continue as a going concern and to finance our business operations. We anticipate that any such additional financing would be through the sales of our common stock or placement of convertible debt. We do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we do not realize revenues as anticipated or we are unable to raise additional financing on acceptable terms, then we may have to scale back our plan of operations and operating expenditures. We anticipate that we will continue to incur losses until such time as the revenues we are able to generate from sales of our products exceed our increased operation expenses. We base this expectation in part on the expectation that we will incur substantial increased operating expenses in completing our stated plan of operations and there is no assurance that we will generate revenues that exceed these expenses.

Going  Concern

As at December 31, 2001, we had not recognized revenue and had been generally inactive since inception. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements, the commencement of a successful marketing campaign for our water treatment process and our ability to achieve and maintain profitable operations. Management plans to finance the operating and capital requirements of the Company from 2002 operations including those derived from two contracts signed to date to supply water treatment facilities. Any shortfall of amounts generated from operations will be supplemented by equity financings. Amounts raised will be used to further development of our products, to provide financing for marketing and promotion, to secure additional property and equipment and for other working capital purposes. While we are expending our best efforts to achieve the above plans, there is no assurance that any such activity or contract will generate sufficient funds that will be available for operations. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in an explanatory paragraph to our independent auditor's opinion on the December 31, 2001 and 2000 consolidated financial statements, which form part of this report.

CRITICAL  ACCOUNTING  POLICIES

We  believe  the  following  represent  our  critical  accounting  policies:

Revenue  Recognition

Revenue earned on sales contracts is recognized as the units are shipped and all aspects of performance insofar as delivery and installation are complete, the price is fixed or determinable and the collection is probable. We consider all arrangements with payment terms extending beyond 12 months and other arrangements with payment terms longer than normal not to be considered fixed or determinable. If collectibility is not considered probable, revenue will be recognized when the fee is collected. Product returns will be reserved in accordance with Statement of Financial Accounting Standard No. 48. Until the Company can establish a history of returns, recognition of revenue is deferred on sales to distributors having right of return privileges until the return period expires. Once a reliable return history is created, such returns will be estimated using historical return rates.

In the future, we expect to offer software arrangements to its customers whereby the software license would include the rights to related products such as upgrades and technical support. In such arrangements, we will allocate the total cost of the arrangement among each deliverable based upon the relative fair value of each of the deliverables, determined based on vendor-specific objective evidence of fair value.

Cost  of  revenue  will  include  shipping  and  related  delivery  costs.

Software  Development  Costs

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed", development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established. To December 31, 2001, no amounts were capitalized in connection with software development for our water treatment process.

NEW  ACCOUNTING  PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liabilities that are attributable to the hedged risk or
(ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 was effective for all quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standards did not affect the Company's financial statements.

In June 2001, the Financial Accounting Standards Board ("FASB") finalized SFAS Statements No. 141, Business Combinations (SFAS 141), and No 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company will adopt these standards effective for its fiscal year commencing January 1, 2002. Such adoption is not expected to affect the Company's financial statements in respect of historical transactions. Future acquisitions are required to adhere to these new standards.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The implementation of this new standard is not expected to have a material effect on the Company's financial statements.

ITEM  7.     FINANCIAL  STATEMENTS.

Included with this Form 10-KSB are our consolidated financial statements for the year ended December 31, 2001 as follows:

1.     Independent  Auditors'  Report

2. Audited Consolidated Financial Statements for the Periods ended December 31, 2001 and December 31, 2000, including:

a.     Consolidated  Balance  Sheets  as  at  December 31, 2001 and December 31,
       2000.

b. Consolidated Statements of Operations for the years ended December 31, 2001 and December 31, 2000.

c. Consolidated Statements of Changes in Capital Deficit for the years ended December 31, 2001 and December 31, 2000.

d. Consolidated Statements of Cash Flows for the years ended December 31, 2001 and December 31, 2000.

e.     Summary  of  Significant  Accounting  Policies

f.     Notes  to  the  Consolidated  Financial  Statements



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not  applicable.

          Blue  Industries  Inc.
          (formerly  Burrard  Technologies,  Inc.)
          (A  Development  Stage  Company)
          Consolidated  Financial  Statements
          For  the  years  ended  December  31,  2001  and  2000
          (Amounts  expressed  in  US  dollars)



                                                           Contents
-------------------------------------------------------------------------
Independent  Auditors'  Reports

Consolidated  Financial  Statements
     Balance  Sheets
     Statements  of  Operations
     Statements  of  Changes  in  Capital  Deficit
     Statements  of  Cash  Flows
     Summary  of  Significant  Accounting  Policies
     Notes  to  the  Financial  Statements

================================================================================

                                                    Independent Auditors' Report

--------------------------------------------------------------------------------

To the Directors and Stockholders of Blue Industries Inc.
(formerly  Burrard  Technologies,  Inc.)
We have audited the Consolidated Balance Sheets of Blue Industries Inc. (formerly Burrard Technologies, Inc., a development stage company) as at December 31, 2001 and 2000 and the Consolidated Statements of Operations, Changes in Capital Deficit and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Blue Industries Inc. (formerly Burrard Technologies, Inc.) as at December 31, 2001 and 2000 and the related Consolidated Statements of Operations, Changes in Capital Deficit and Cash Flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, at December 31, 2001 and 2000 the Company did not recognize any revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BDO DUNWOODY LLP

Chartered  Accountants

Vancouver,  Canada
March  11,  2002
(except  as  to  Note  7(d),  April  2,  2002)


                                                         Blue  Industries  Inc.
                                           (formerly Burrard Technologies, Inc.)
                                                   (A Development Stage Company)
                                                     Consolidated Balance Sheets
                                               (Amounts expressed in US dollars)
December 31                               2001          2000 (a)
--------------------------------------------------------------------------------
Assets
Current
  Cash                            $            18,280   $      -
  Prepaid expenses                              2,409
  Parts and supplies                          334,462          -
  Total current assets                        355,151          -
                                  --------------------  ---------
Property and equipment                         76,070          -
Patents                                        13,405          -
                                  --------------------  ---------
Total Assets                      $           444,626   $      -
================================================================================

Liabilities and Capital Deficit

Liabilities
Current
  Accounts payable and
  accrued liabilities             $            73,823   $  1,130
  Due to related party (Note 4)                56,176          -
Note payable (Notes 3 and 7)                4,255,660          -
                                  --------------------  ---------
  Total liabilities                         4,385,659      1,130
                                  --------------------  ---------

Capital Deficit
  Share Capital
    Authorized (Note 7)
      25,000,000 shares
      of common stock, par
      value of
        $0.001 per share
    Issued
        17,662,000 (2000 -
        7,600,000) common shares               17,662      7,600
  Share subscription receivable                     -    (29,940)
  Additional paid-
  in capital (distribution
  of capital)                              (3,853,343)    52,280
  Accumulated other
  comprehensive income -
    foreign exchange
    translation gain                            3,411          -
  Deficit accumulated
  prior to entering the
  development stage                           (31,070)   (31,070)
  Deficit accumulated
  in the development
  stage                                       (77,693)         -
                                  --------------------  ---------
  Total capital deficit                    (3,941,033)    (1,130)
                                  --------------------  ---------
Total Liabilities
and Capital Deficit               $           444,626   $      -
================================================================================
(a) Represents the financial position of Technocall S.A. (Note 2)



   The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

===========================================================================================================
                                                                                     Blue  Industries  Inc.
                                                                      (formerly Burrard Technologies, Inc.)
                                                                              (A Development Stage Company)
                                                                      Consolidated Statements of Operations
                                                                          (Amounts expressed in US dollars)


                                                                              Deficit
                                                                            accumulated  Deficit
                                                                              prior to   Accumu-   Accumu-
                                                                  Additional  entering   lated      lated
                                                                    Paid-in      the     in the     Other
                                                       Share        Capital    Develop-  Develop-   Compre-
                                   Common Shares    Subscription (Distribution   ment      ment    hensive
                                 Shares    Amount    Receivable    of Capital)  Stage     Stage    Income
-----------------------------------------------------------------------------------------------------------
Balance, January 1, 2000          1,000   $ 59,880   $(29,940)  $         -   $(31,070)  $      -  $      -
                                                                              -----------------------------
Net loss for the year                 -          -          -             -          -          -         -

Foreign exchange translation
 gains                                -          -          -             -          -          -         -
                                                                              -----------------------------
  Total comprehensive loss                                                           -         -          -
                             ------------------------------------------------------------------------------
Balance, December 31, 2000        1,000     59,880    (29,940)            -    (31,070)         -         -

Adjustment for the issuance
 of common stock on
 recapitalization (Note 2)    7,599,000    (52,280)         -        52,280          -          -         -
                             ------------------------------------------------------------------------------
                              7,600,000      7,600    (29,940)       52,280    (31,070)         -         -
Collection of subscriptions
 receivable                           -          -      29,940            -          -          -         -

Distribution on acquisition
 of assets from a related
 party (Note 3)                       -          -           -   (3,864,563)         -          -         -

Settlement of debt from
 related party (Note 3)               -          -           -       31,070          -          -         -

Adjustment to the stock-
 holders' equity of the
 Company at the acquisi-
 tion date (Note 2)          10,062,000     10,062            -     (72,130)         -          -         -
                             ------------------------------------------------------------------------------
                             17,662,000     17,662            -  (3,853,343)   (31,070)         -         -
                                                                              -----------------------------
Net loss for the year                 -          -            -           -          -    (77,693)        -

Foreign exchange translation
 gains                                -          -            -           -          -          -     3,411
                                                                              -----------------------------
  Total comprehensive loss                                                           -    (77,693)    3,411
                             ------------------------------------------------------------------------------
Balance, December 31, 2001   17,662,000   $ 17,662   $        - $(3,853,343)  $(31,070)  $(77,693) $  3,411
===========================================================================================================


                                        Total
                                       Capital
                                       Deficit
                                     ------------
Balance, January 1, 2000             $    (1,130)
                                     ------------

Net loss for the year                          -

Foreign exchange translation gains             -
                                     ------------
  Total comprehensive loss                     -
                                     ------------
Balance, December 31, 2000                (1,130)

Adjustment for the issuance
 of common stock on
 recapitalization (Note 2)                     -
                                     ------------
                                          (1,130)
Collection of subscriptions
 receivable                               29,940

Distribution on acquisition
 of assets from a related
 party (Note 3)                       (3,864,563)

Settlement of debt from
 related party (Note 3)                   31,070

Adjustment to the stockholders'
 equity of the Company at the
 acquisition date (Note 2                (62,068)
                                     ------------
                                      (3,866,751)
                                     ------------
Net loss for the year                    (77,693)

Foreign exchange translation gains         3,411
                                     ------------
  Total comprehensive loss               (74,282)
                                     ------------
Balance, December 31, 2001           $(3,941,033)
=================================================





   The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

================================================================================
                                                         Blue  Industries  Inc.
                                           (formerly Burrard Technologies, Inc.)
                                                   (A Development Stage Company)
                                           Consolidated Statements of Operations
                                               (Amounts expressed in US dollars)

For the years ended December 31            2001         2000 (a)
--------------------------------------------------------------------------------
Revenue                                 $        -   $         -
                                        -----------  ------------

Expenses
  Professional fees                         73,769             -
  General administrative costs               3,701             -
  Other                                        223             -
                                        -----------  ------------
Total expenses                              77,693             -
                                        -----------  ------------
Net loss for the year                   $  (77,693)  $         -
=================================================================
Loss per share                          $    (0.01)  $         -
=================================================================
Weighted average
shares outstanding                       7,958,373     7,600,000
=================================================================

(a) Represents the results of operations of Technocall S.A. (Note 2)



   The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

================================================================================
                                                         Blue  Industries  Inc.
                                           (formerly Burrard Technologies, Inc.)
                                                   (A Development Stage Company)
                                           Consolidated Statements of Cash Flows
                                               (Amounts expressed in US dollars)

For the years ended December 31            2001      2000 (a)
--------------------------------------------------------------------------------
                                        -------------------------
Cash provided by (used in)
Operating activities
  Net loss for the year                 $  (77,693)  $       -
  Adjustments to reconcile net
   loss to cash
   used in operating
   activities
  Increase in liabilities
   Accounts payable and
    accrued liabilities                     64,282           -
                                        -------------------------
   Cash used in operating activities       (13,411)          -
                                        -------------------------
Investing activity
  Cash balance in Burrard
   on recapitalization                          110          -
                                        -------------------------
  Cash provided by
   investing activity                           110          -
                                        -------------------------
Financing activity
  Proceeds on share
  subscriptions receivable                   31,581          -
                                        -------------------------
Cash provided by
financing activity                           31,581          -
                                        -------------------------
Increase in cash                             18,280          -
                                        -------------------------
Cash, beginning of year                           -          -
                                        -------------------------
Cash, end of year                       $    18,280   $      -
=================================================================
Supplementary Information:
  Interest and taxes paid               $         -   $      -
Non-cash investing and
   financing activities
  Net liabilities of the Company
   on recapitalization (Note 2)         $    62,068   $      -
  Forgiveness of debt (Note 3)          $    31,070   $      -
  Acquisition of assets
   and corresponding
   distribution in exchange
   for subordinated
   note (Note 3)                        $  4,288,500   $     -
=================================================================

(a) Represents the cash flows of Technocall S.A. (Note 2)



   The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

================================================================================
                                                            Blue Industries Inc.
                                           (formerly Burrard Technologies, Inc.)
                                                   (A Development Stage Company)
                                      Summary of Significant Accounting Policies
                                               (Amounts expressed in US dollars)
December  31,  2001  and  2000
--------------------------------------------------------------------------------
Basis of Presentation

These consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiary (Technocall S.A. - "Technocall"), are stated in US dollars and are prepared in accordance with US generally accepted accounting principles. All intercompany balances and transactions are eliminated on consolidation.

In accordance with provisions governing the accounting for reverse acquisitions, the figures presented for the year ended December 31, 2000 are those of Technocall S.A.

The Company is currently in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". During the period from Technocall's inception in 1992 to September 2001, Technocall was inactive. Total expenses during this period were $31,070. With the acquisition of assets in September 2001 (Note 3), the Company has now entered the development stage. Expenses incurred while the Company was in the development stage have totalled $77,693 to December 31, 2001.

Property  and  Equipment

Property and equipment, consisting of machinery and equipment, is recorded at cost for the Company and is depreciated over its estimated useful life of five years commencing in the period the assets are put into service, expected to be 2002.

Patents

Patents are recorded at cost and are amortized on a straight-line basis over five years (the estimated useful life of the patents) commencing in the period the patents are put into service, expected to be 2002. No residual value is expected at the end of the patents useful life.

Foreign  Currency  Translation

As a Swiss company operating in Switzerland, Technocall's functional currency is the Swiss franc. Assets and liabilities of Technocall have been translated at the exchange rate in effect at the year end date while expenses are translated at the average exchange rate for the period. Gains or losses on translation are deferred as a separate component of capital deficit.

================================================================================
                                                            Blue Industries Inc.
                                           (formerly Burrard Technologies, Inc.)
                                                   (A Development Stage Company)
                                      Summary of Significant Accounting Policies
                                               (Amounts expressed in US dollars)
December  31,  2001  and  2000
--------------------------------------------------------------------------------
Use  of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the recognized amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Software  Development  Costs

In accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed", development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established.

To December 31, 2001, no amounts were capitalized in connection with software development for the Company's water treatment process. Income Taxes The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Comprehensive  Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Changes in Capital Deficit. Comprehensive income is comprised of net income (loss) and all changes to capital deficit except those resulting from investments by owners and distribution to owners.

================================================================================
                                                            Blue Industries Inc.
                                           (formerly Burrard Technologies, Inc.)
                                                   (A Development Stage Company)
                                      Summary of Significant Accounting Policies
                                               (Amounts expressed in US dollars)
December  31,  2001  and  2000
--------------------------------------------------------------------------------

Impairment  of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and patents in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of". SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted cash flows attributable to such assets or the business to which such assets relate.

Fair  Value  of  Financial  Instruments

The carrying value of the Company's financial instruments, including cash, accounts payable and amounts due to a related party approximates their fair values due to the short-term nature of these financial instruments.

The fair value of the note payable to a former Technocall stockholder (Notes 3 and 7) was not practicable to determine. Loss Per Share Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding during the years covered by these financial statements.

Loss per share has been retroactively restated to reflect the recapitalization (Note 2).

Revenue  Recognition

In 2002, the Company has entered into sales contracts with companies in China and Thailand to supply units containing the Blue water treatment process having contract values of 15 million Euros and $850,000, respectively. To December 31, 2001, the Company has recognized no revenue. Revenue earned on these contracts will be recognized as the units are shipped and all aspects of performance insofar as delivery and installation are complete, the price is fixed or determinable and the collection is probable. The Company considers all arrangements with payment terms extending beyond 12 months and other arrangements with payment terms longer than normal not to be considered fixed or determinable. If collectibility is not considered probable, revenue will be recognized when the fee is collected. Product returns will be reserved in accordance with SFAS No. 48. Until the Company can establish a history of returns, recognition of revenue is deferred on sales to distributors having right of return privileges until the return period expires. Once a reliable return history is created, such returns will be estimated using historical return rates.

================================================================================
                                                            Blue Industries Inc.
                                           (formerly Burrard Technologies, Inc.)
                                                   (A Development Stage Company)
                                      Summary of Significant Accounting Policies
                                               (Amounts expressed in US dollars)
December  31,  2001  and  2000
--------------------------------------------------------------------------------

Revenue  Recognition - Continued

In the future, the Company expects to offer software arrangements to its customers whereby the software license would include the rights to related products such as upgrades and technical support. In such arrangements, the Company will allocate the total cost of the arrangement among each deliverable based upon the relative fair value of each of the deliverables, determined based on vendor-specific objective evidence of fair value.

Cost  of  revenue  will  include  shipping  and  related  delivery  costs.

On February 1, 2002 the Company also entered into a joint venture of which the Company holds a 46% interest. Upon formation of the joint venture, the Company licensed the joint venture the water treatment technology for territories in the Middle East, North Africa and Iran. The co-venturer contributed cash and other working capital to the joint venture. As consideration for contributing the license, the Company will receive from the joint venture a fee of $1 million and a 10% royalty on sales of water treatment units.

Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer. The Company operates as one business segment.


New  Accounting  Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liabilities that are attributable to the hedged risk or
(ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 was effective for all quarters of fiscal years beginning after June 15, 2000.

================================================================================
                                                            Blue Industries Inc.
                                           (formerly Burrard Technologies, Inc.)
                                                   (A Development Stage Company)
                                      Summary of Significant Accounting Policies
                                               (Amounts expressed in US dollars)
December  31,  2001  and  2000
--------------------------------------------------------------------------------
New  Accounting Pronouncements - Continued


Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standards did not affect the Company's financial statements.

In June 2001, the Financial Accounting Standards Board ("FASB") finalized SFAS Statements No. 141, Business Combinations (SFAS 141), and No 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company will adopt these standards effective for its fiscal year commencing January 1, 2002. Such adoption is not expected to affect the Company's financial statements in respect of historical transactions. Additional future acquisitions are required to be accounted for in accordance with these new standards.

================================================================================
                                                            Blue Industries Inc.
                                           (formerly Burrard Technologies, Inc.)
                                                   (A Development Stage Company)
                                      Summary of Significant Accounting Policies
                                               (Amounts expressed in US dollars)
December  31,  2001  and  2000
--------------------------------------------------------------------------------
New  Accounting  Pronouncements - Continued

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The implementation of this new standard is not expected to have a material effect on the Company's financial statements.

================================================================================
                                                            Blue Industries Inc.
                                           (formerly Burrard Technologies, Inc.)
                                                   (A Development Stage Company)
                                  Notes to the Consolidated Financial Statements
                                               (Amounts expressed in US dollars)
December  31,  2001  and  2000
--------------------------------------------------------------------------------
1.     Nature  of  Business  and  Ability  to  Continue  Operations

The Company was incorporated under the laws of the State of Nevada on April 5, 2000 as Burrard Technologies, Inc. ("Burrard") and was involved in software development. During 2001, the Company discontinued the software development and became inactive until December 18, 2001 when it acquired all the issued and outstanding shares of Technocall S.A. ("Technocall"), a Swiss company. (Note 2) Technocall was inactive until September 2001 when it acquired all the assets (including parts and supplies, machinery and equipment and computer software) comprising the Blue Industries water treatment process to be marketed to government and non-government organizations in Asia, Africa and the Middle East. (Note 3) The Blue Industries water treatment process enables the Company to develop water treatment apparatuses that achieve results in the fields of wastewater treatment, farm produce industry water treatment and drinking water potabilization. A proprietary micro-calculator and electronic management system that regulates and controls the water treatment process manage the water treatment apparatuses that the Company has developed. On April 2, 2002, the Company changed its legal name to Blue Industries Inc.

These financial statements have been prepared in accordance with United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2001, the Company has not recognized revenue and was generally inactive from its inception through December 31, 2001. The Company's ability to continue as a going concern is contingent upon the commencement of a successful marketing campaign for its water treatment process, its ability to achieve and maintain profitable operations and the successful completion of additional financing arrangements if necessary. Subsequent to December 31, 2001, the Company raised $957,229 in private placement transactions. Management plans to finance the additional operating and capital requirements of the Company from 2002 operations. In connection therewith, the Company has signed contracts in 2002 with various companies in Asia to supply water treatment facilities. Any shortfall of amounts generated from operations will be supplemented by equity financings. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity or contract will generate sufficient funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence.

================================================================================
                                                            Blue Industries Inc.
                                           (formerly Burrard Technologies, Inc.)
                                                   (A Development Stage Company)
                                  Notes to the Consolidated Financial Statements
                                               (Amounts expressed in US dollars)
December  31,  2001  and  2000
--------------------------------------------------------------------------------
2.     Recapitalization

On December 18, 2001, the Company closed an agreement with the stockholders of Technocall whereby the Company acquired all the issued and outstanding shares of Technocall in exchange for 7.6 million shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of Technocall controlled approximately 43% of the Company's common stock immediately upon conclusion of the transaction, representatives of Technocall are now the Company's sole directors and officers and the continuing business is that of Technocall. Under reverse acquisition accounting, the post-acquisition entity will be accounted for as a recapitalization of Technocall. A distribution of $62,068 was recorded in connection with the common stock issued by the Company for the acquisition of Technocall in respect of the carrying value of the Company's net liabilities (consisting primarily of accounts payable and amounts due to a stockholder) at the acquisition date.

Immediately prior to the acquisition of Technocall, two stockholders of the Company surrendered 7,125,000 common shares to the Company for cancellation. No consideration was paid on redemption of these shares.

Unaudited Pro-forma revenue, net loss and loss per share assuming the transaction had been completed on January 1, 2000 is as follows:

                                                  2001          2000
                                              ----------------------------
                                  Revenue     $       -     $     -
                  Net loss for the period     $(140,584)    $     (99,173)
                           Loss per share     $   (0.01)    $     (0.01)

--------------------------------------------------------------------------------

3.     Acquisition  of  Water  Treatment  Technology  and  Related  Assets
In September 2001, Technocall acquired from a 50% Technocall stockholder, software, patents, property and equipment and parts and supplies inventory comprising the Blue Industries water treatment process in exchange for a subordinated note payable in the amount of $4,288,500. The debt is subordinated against future indebtedness of the Company and is unsecured and non-interest bearing with no specific terms of repayment (Note 7). Subsequent to the acquisition, this stockholder agreed to forgive $31,070 of the note payable in respect of previous expenses incurred by Technocall. The forgiveness was recorded as a reduction in the distribution of capital.

================================================================================
                                                            Blue Industries Inc.
                                           (formerly Burrard Technologies, Inc.)
                                                   (A Development Stage Company)
                                  Notes to the Consolidated Financial Statements
                                               (Amounts expressed in US dollars)
December  31,  2001  and  2000
--------------------------------------------------------------------------------
3.     Acquisition  of Water Treatment Technology and Related Assets - Continued

Because the acquisition was from a significant Technocall stockholder, the value assigned to the assets acquired represents the carrying value of the assets to the significant stockholder at the date of acquisition of $423,937 and is allocated as follows:
                                              Agreed amount          As Reported
                                              ----------------------------------
                          Parts and supplies     $     586,753     $   334,462
                          Property and equipment        89,475          76,070
       Patents and software development costs        3,612,272          13,405
                                              ----------------------------------
                                                 $   4,288,500     $   423,937
                                              ==================================

The difference between the agreed amount of the note payable recorded in these consolidated financial statements and the value assigned to the assets transferred from the stockholder of $3,864,563 is recorded as a distribution of capital in these financial statements.

4.     Due  to  Related  Party

Amounts due to a former director and officer of the Company are unsecured, non-interest bearing and due on demand.

5.     Economic  Dependence

The Company's success in relation to its water treatment process is dependent on the good working relationship it can maintain with certain key suppliers whose products are integral to the performance of the water treatment system.

6.     Income  Taxes

The tax effects of temporary differences that give rise to the Company's deferred tax asset are as follows:
                                                         2001          2000
                                                   ------------------------
                         Tax loss carryforward     $     79,900     $     -
                           Valuation allowance          (79,900)          -
                                                   ------------------------
                                                   $          -     $     -
                                                   ========================

================================================================================
                                                            Blue Industries Inc.
                                           (formerly Burrard Technologies, Inc.)
                                                   (A Development Stage Company)
                                  Notes to the Consolidated Financial Statements
                                               (Amounts expressed in US dollars)
December  31,  2001  and  2000
--------------------------------------------------------------------------------
6.     Income  Taxes  -  Continued

Deferred income tax assets and the related valuation allowance of Burrard totalled $55,100 at the date of recapitalization.

The provision for income taxes differs from the amount estimated using the federal US statutory income tax rate as follows:
                                                     2001          2000
                                                   ------------------------
     Provision (benefit) at federal statutory rate $ (26,400)     $       -
     Effect of taxation in a foreign jurisdiction      1,600              -
                 Increase in valuation allowance      24,800              -
                                                   ------------------------
                                                   $       -      $       -
                                                   ========================


The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

At December 31, 2001, the Company had estimated losses carried forward of approximately $15,000 available to reduce future Swiss taxable income until expiry in 2008 and approximately $224,000 (relating to losses of Burrard) available to reduce future US taxable income until expiry in 2020 and 2021.

--------------------------------------------------------------------------------

7.     Subsequent  Events

     a) In March 2002, the Company's stockholders approved a change to the Company's authorized share capital to increase the authorized common stock to 50 million shares (par value of $0.001 per share) and to authorize the creation of 100 million shares of preferred stock (par value of $0.001 per share).

     b) In March 2002, the Company issued 534,765 shares of common stock in connection with a private placement for gross proceeds of $957,229, the majority of which is to be used for the purchase of inventory.

================================================================================
                                                            Blue Industries Inc.
                                           (formerly Burrard Technologies, Inc.)
                                                   (A Development Stage Company)
                                  Notes to the Consolidated Financial Statements
                                               (Amounts expressed in US dollars)
December  31,  2001  and  2000
--------------------------------------------------------------------------------
7.     Subsequent  Events  -  Continued

     c) On February 6, 2002, the Company completed an agreement to acquire a manufacturing and marketing licence for a wastewater purification device. The licence covers various countries in the Middle East and North Africa and expires in February 2012, subject to renewal. In consideration for the licence, the licensor was entitled to a royalty equal to 10% of sales of water purification devices by the Company, subject to a minimum royalty payment of $1,500,000 in each quarter, for a minimum annual royalty of $6,000,000. The Company was granted the option to redeem the royalties with one single payment corresponding to two annual royalty payments provided this payment was made by March 30, 2002.
          The Company entered into a further agreement with the licensor (a company with a common director) whereby it agreed to issue 9,000,000 restricted shares of its common stock to the licensor in consideration for the reduction of royalties payable on sales of products incorporating the licensed patent pursuant to the patent license contract with the licensor. This agreement was subsequently cancelled. The Company did not issue the 9,000,000 shares to the licensor and the royalty remains as a royalty of 10% of sales. The licensor has offered to waive the minimum annual royalty under the patent license contract in exchange for making the license rights non-exclusive.

     d) On April 2, 2002, the noteholder (Note 3) agreed to forgive the balance owing on the note payable. The forgiveness will be recorded as a reduction to the distribution of capital and additional paid-in capital in the Company's 2002 consolidated financial statements.

     e) The Company entered into various lease agreements for premises requiring aggregate monthly minimum lease payments of $7,960 for a period of three years. The leases are cancellable at the Company's option with 90 days written notice.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of April 11, 2002 are as follows:

DIRECTORS:

Name  of  Director     Age
------------------     ---
Fernand  Leloroux      63
Cyril  Heitzler        33

OFFICERS:

Name  of  Officer      Age    Office  Held
-----------------      ---    ------------
Fernand  Leloroux      63     President  and  Chief  Financial  Officer
Cyril  Heitzler        33     Secretary

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Mr. Leloroux is currently one of our directors and our president and chief financial officer. Mr. Leloroux was appointed as one of our directors and as our president and chief financial officer on December 17, 2001. Mr. Leloroux received his law degree from the National Insurance School of France in 1957. Mr. received his bachelor's degree in philosophy in 1953. Mr. Leloroux has been a director and the chief financial officer of Cartis Inc., a company involved in the treatment of water, since April 2001. Effective February 1, 2002, Mr. Leloroux no longer devotes a substantial portion of his business time to the business of Cartis. Mr. Leloroux was one of the co-founders of International Business Trading SA, a Swiss company specializing in business, industrial and financial engineering, management and debt collection, company domicilation and the import and export of goods, in 1998. Mr. Leloroux has been involved in International Business Trading S.A. since 1998. Mr. Leloroux was one of the co-founders of R.M.J. Conseils S.A., a Swiss company specializing in insurance and reinsurance consulting services, in 1994. Mr. Leloroux was chairman of
R.M.J.  Conseils  S.A.  from  1994  to  1998.

Mr. Heitzler is currently one of our directors and our secretary. Mr. Heitzler was appointed as one of our directors and as our secretary on December 17, 2001. Mr. Heitzler received his qualification in production engineering in 1991. Mr. Heitzler is currently the industrial director of Cartis Group Inc., a position that he has held since 2000. Effective February 1, 2002, Mr. Heitzler no longer devotes a substantial portion of his business time to the business of Cartis. Mr. Heitzler was previously technical director of Cartis International Ltd. from 1998 to 2000 where he was involved in the design and pre-industrialization of water treatment stations. Mr. Heitzler was technical director of Tedeco Ltd., a company involved in the design of domestic water treatment stations, from 1995 to 1999. Mr. Heitzler was a manager for SARL CEFCA, a manufacturer of powders for Cartis, since 1997.

COMPLIANCE  WITH  SECTION  16(a)  OF  THE  SECURITIES  EXCHANGE  ACT
--------------------------------------------------------------------

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended December 31, 2001 all such filing requirements applicable to its officers and directors were complied with exception that reports were filed late by the following persons:

--------------------------------------------------------------------------------
                                  Number      Transactions    Known Failures
Name  and                         of Late     Not Timely      to file a
principal  position               Reports     Reported        Required  Form
--------------------------------------------------------------------------------
Fernand Leloroux, Director          One          None               None
President

Cyril  Heitzler,  Director          One          None               None
Secretary

William  Robertson,                 Two          None               None
Former  Director  and  Former
President

Nick  Sirsiris,                     Two          None               None
Former  Director  and  Former
Secretary  and  Treasurer
--------------------------------------------------------------------------------

ITEM  10.     EXECUTIVE  COMPENSATION.

COMPENSATION  OF  EXECUTIVE  OFFICERS

The following table sets forth certain information as to the Company's highest paid executive officers and directors for the Company's fiscal years ended December 31, 2001, 2000 and 1999. No other compensation was paid to any such officer or directors other than the compensation set forth below.

--------------------------------------------------------------------------------

                           ANNUAL  COMPENSATION  TABLE

--------------------------------------------------------------------------------
                         ANNUAL COMPENSATION       LONG TERM COMPENSATION
                    ----------------------------  ------------------------
                                          Other                             All
                                          Annual                           Other
                                            Com-  Restric-                  Com-
                                            pen-  ted     Warrants          pen-
                                            sa-   Stock   &       LTIP      sa-
Name      Title      Year  Salary  Bonus    tion  Awarded Options payouts($)tion
----      -----      ----  ------  ------ ------- ------- ------- --------- ----
FERNAND   Director   2001   $0      0           0       0      0         0     0
LELOROUX  and        2000   $0      0           0       0      0         0     0
(1)       President  1999   $0      0           0       0      0         0     0
          and Chief
          Financial
          Officer


CYRIL     Director,  2001   $0      0           0       0      0         0     0
HEITZLER  Secretary  2000   $0      0           0       0      0         0     0
(2)       and        1999   $0      0           0       0      0         0     0
          Treasurer

WILLIAM   Former     2001   $0      0           0       0      0         0     0
ROBERTSON President  2000   $0      0           0       0      0         0     0
(3)       and Former 1999   $0      0           0       0      0         0     0
          President




Notes:
(1) Mr. Leloroux was appointed as our President and a director on December 17, 2001.
(2) Mr. Heitzler was appointed as our Secretary and a director on December 17, 2001.
(3) Mr. Robertson resigned as our President and a director on December 17, 2001.

STOCK  OPTION  GRANTS

We did not grant any stock options to the executive officers during our most recent fiscal year ended December 31, 2001. We have also not granted any stock options to the executive officers since December 31, 2001.

EXERCISES  OF  STOCK  OPTIONS  AND  YEAR-END  OPTION  VALUES

No stock options were exercised by our officers, directors and employees during the financial year ended December 31, 2001. No stock options have been exercised since December 31, 2001.

OUTSTANDING  STOCK  OPTIONS

We  do  not  have  any  stock  options  outstanding.

COMPENSATION  ARRANGEMENTS

Commencing February 1, 2002, we pay Mr. Fernand Leloroux, our president and a director, a salary of $110,000 per annum. We are not party to any written compensation agreement with Mr. Leloroux. We do not pay Mr. Leloroux any additional amount in consideration for Mr. Leloroux acting as one of our directors.

Commencing February 1, 2002, we pay Mr. Cyril Heitzler, our secretary and a director, a salary of $80,000 per annum. We are not party to any written compensation agreement with Mr. Heitzler. We do not pay Mr. Heitzler any additional amount in consideration for Mr. Heitzler acting as one of our directors.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 11, 2002 by: (i) each of the former shareholders of Technocall, (ii) each of our officers and directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

-------------------------------------------------------------------------------
                                                                     Percentage
                       Name and address            Number of Shares  of Common
Title of Class         of beneficial owner         of Common Stock   Stock(1)
-------------------------------------------------------------------------------

5% SHAREHOLDERS

Common Stock           Advanced Technologies       3,800,000 Shares  20.9%
                       Development Co. Ltd.
                       POB 472 and 504
                       50 Town Range, Gibraltar

Common Stock           Rocasoprane Ltd.            2,538,400 Shares  13.9%
                       Calle 55 El Cangrejo
                       Panama City
                       Republic of Panama

Common Stock           Axiom S.A.                  1,261,600 Shares  6.9%
                       62 Quai Gustave Ador
                       CH 1205 Geneva, Switzerland

CURRENT OFFICERS AND DIRECTORS

Common Stock           Fernand Leloroux            NIL shares        NIL%
                       President
                       28, Rue du Marche, Ch 1200

Common Stock           Cyril Heitzler              NIL shares        NIL%
                       Secretary and Treasurer
                       28, Rue du Marche, Ch 1200

Common Stock           All Officers and Directors  NIL shares        NIL%
                       as a Group that consists of
                       2 persons.



--------------------------------------------------------------------------------
(1) Based on a total of 18,196,765 shares of our common stock issued and outstanding as of April 11, 2002.
--------------------------------------------------------------------------------

Except as otherwise noted, it is believed by us that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which the Company proposes to be a party:

(A)     any  director  or  officer;

(B)     any  proposed  nominee  for  election  as  a  director;

(C) any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

Acquisition  of  Technocall

We issued a total of 7,600,000 shares of our common stock to the Technocall shareholders on closing of the acquisition of Technocall on December 18, 2001 as follows:

     Technocall  Shareholder                         Number  of  Shares
     -----------------------                         ------------------

     Advanced Technologies Development Co. Ltd.      3,800,000  Shares
     Rocasoprane  Ltd.                               2,538,400  Shares
     Axiom  S.A.                                     1,261,600  Shares

Mr. Fernand Leloroux, the president and a director of Blue Industries, is the president of Technocall. Cyril Heitzler and Fernand Leloroux were directors of Technocall SA. Mr. Heitzler owned less than a 20% interest in Advanced Technologies Development Co. Limited and Mr. Leloroux owned less than a 20% interest in Axiom S.A.

Liability  of  Technocall  to  Advanced  Technologies  Development  Co.  Ltd.

Our subsidiary, Technocall, acquired the software, patents, property and equipment and parts and supplies inventory comprising the Blue Industries water treatment process from Advanced Technologies on September 29, 2001. The technology acquired by Technocall pursuant to this agreement included the electronic smart card management system for the Blue Industries water treatment apparatus. Advanced Technologies formerly owned 50% of Technocall and is one of our principal shareholders. Technocall issued to Advanced Technologies a subordinated note payable in the amount of $4,288,500 as consideration for this transfer of assets. Subsequent to the acquisition, Advanced Technologies agreed to forgive $31,070 of the note payable in respect of previous expenses incurred by Technocall. The forgiveness was recorded as a reduction in the distribution of equity. The debt was subordinated against future indebtedness and was unsecured and non-interest bearing with no specific terms for repayment. Advanced Technologies agreed to forgive this indebtedness effective April 2, 2002. Accordingly, neither we nor Technocall are liable for the payment of any further amount to Advanced Technologies as a result of this acquisition.

Former  Management

We paid an amount of $1000 per month to Mr. William Robertson, our former president and a former director, in consideration for Mr. Robertson providing office space to us for our business operations. This arrangement was terminated upon our acquisition of Technocall.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     EXHIBITS

Exhibit  Description
-------  -----------
3.1      Articles  of  Incorporation(1)
3.2      Amended  Bylaws(1)
3.3      Amended  and  Restated  Articles  of  Incorporation dated
         March 27, 2002
10.1 Share purchase agreement between Blue Industries Technologies, Inc., Technocall SA and Advanced Technologies Development Co. Ltd., Rocasoprane Ltd. and Axiom S.A. entered into on December 4, 2001 and dated for reference November 23,  2001(2)
10.2 Patent License Contract between the Registrant and Eaudegam SA dated February 6, 2002
10.3 Partnership Contract between the Registrant and Desert Blue dated February 12, 2002

     (1) Previously filed as an exhibit to the Registrant's Form SB-2 registration statement originally filed with the United States Securities and Exchange Commission on December 20, 2000, as amended.

     (2) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the United States Securities and Exchange Commission on January 2, 2002.


(b)     REPORTS  ON  FORM  8-K

We filed a Current Report on Form 8-K on January 2, 2002 to disclose our acquisition of Technocall SA. We filed an amendment to this Current Report on Form 8-K on April 8, 2002 to include the audited financial statements of Technocall and pro-forma financial statements.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BLUE  INDUSTRIES  TECHNOLOGIES,  INC.


By:  /s/ Fernand  Leloroux
     -----------------------------
     Fernand  Leloroux,  President
     Director
     Date:     April  12,  2002


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Fernand  Leloroux
     --------------------------------
     Fernand  Leloroux,  President
     (Principal  Executive  Officer)
     (Principal  Financial  Officer  and  Principal  Accounting  Officer)
     Director
     Date:     April  12,  2002


By:  /s/ Cyril  Heitzler
     --------------------------------
     Cyril  Heitzler,  Secretary
     Director
     Date:     April  12,  2002