Form 10QSB
period 2002-03-31
BLUE INDUSTRIES INC
filed 2002-05-16
CIK 1126752

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

        For  the  quarterly  period  ended  MARCH  31,  2002

[  ]    Transition  Report  Under  Section  13  Or  15(D)  Of  The Securities
        Exchange  Act  Of  1934

        For  the  transition  period  from  _______  to  ______

COMMISSION  FILE  NUMBER:   000-32567


                              BLUE INDUSTRIES INC.
                              --------------------

                 (Name of small business issuer in its charter)


        NEVADA                                    52-2273215
-------------------------------          ------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification
incorporation or organization)            No.)


   28 RUE DU MARCH CH 1211
   GENEVA, SWITZERLAND                             NOT APPLICABLE
   (Address of principal executive offices)          (Zip Code)
----------------------------------------             ----------


                                011-336-1624-8726
                            Issuer's telephone number
                            -------------------------

                                 NOT APPLICABLE

Former name, former address and former fiscal year, if changed since last report
--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  [X]   No  [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,196,765 Shares of Common Stock as of May 6, 2002

Transitional  Small Business Disclosure Format (check one): Yes  [   ]   No  [X]

                                    1 of 9

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                                    2 of 9

          Blue  Industries  Inc.
          (formerly  Burrard  Technologies,  Inc.)
          Consolidated  Financial  Statements
          For  the  three-month  periods  ended
          March  31,  2002  and  2001
          (Unaudited  -  Amounts  expressed  in  US  dollars)
                                                                        Contents
--------------------------------------------------------------------------------
Consolidated  Financial  Statements

     Balance  Sheets
     Statements  of  Operations
     Statements  of  Changes  in  Stockholders'  Equity  (Capital  Deficit)
     Statements  of  Cash  Flows
     Notes  to  the  Financial  Statements


                                                           Blue Industries  Inc.
                                           (formerly Burrard Technologies, Inc.)
                                                     Consolidated Balance Sheets
                                               (Amounts expressed in US dollars)

                                   March 31     December 31
                                     2002          2001
---------------------------------   -----------  --------------
                                   (Unaudited)
Assets
Current
  Cash                              $     80,216  $     18,280
  Accounts receivable (net of
   $Nil and $Nil of allowance
   for doubtful accounts)                679,771             -
  Parts and supplies (Note 5)          1,071,701       334,462
  Prepaid expenses                         2,825         2,409
                                    ---------------  ----------
  Total current assets                 1,834,513       355,151
Deposits                                  30,569             -
Property and equipment                   132,349        76,070
Patents                                   13,581        13,405
                                    ---------------  ----------

Total Assets                        $  2,011,012  $    444,626
===============================================================
Liabilities and Stockholders'
Equity (Capital Deficit)

Liabilities
Current
  Accounts payable and
   accrued liabilities              $    472,907  $     73,823
  Due to related party (Note 3)           66,088        56,176
Note payable (Note 4)                          -     4,255,660
                                    ---------------  ----------
  Total current liabilities              538,995     4,385,659

Deferred income taxes                     44,223             -
Advances for stock subscriptions
  (Note 6)                                68,759             -
                                    ---------------  ----------

  Total liabilities                      651,977     4,385,659
                                    ---------------  ----------

Stockholders' Equity (Capital Deficit)
  Share Capital (Note 6)
    Authorized
      100,000,000 shares of preferred
          stock, par value of
          $0.001 per share
          50,000,000 shares of
          common stock, par value
          of $0.001 per share
    Issued
        18,158,579 (2001 - 17,662,000)
        common shares                     18,159        17,662
  Additional paid-in capital
   (distribution of capital)           1,025,506    (3,853,343)
  Accumulated other comprehensive
    income -
    foreign exchange translation         231,734         3,411
  Retained earnings (accumulated
   deficit)                               83,636      (108,763)
                                    ---------------  ----------

  Total stockholders' equity (capital
   deficit)                            1,359,035    (3,941,033)
                                    ---------------  ----------
Total Liabilities and Stockholders'
 Equity (Capital Deficit)           $  2,011,012     $ 444,626
===============================================================






    The accompanying notes are an integral part of these consolidated financial statements.


                                                         Blue  Industries  Inc.
                                           (formerly Burrard Technologies, Inc.)
                                           Consolidated Statements of Operations
                                   (Unaudited - Amounts expressed in US dollars)



For the three-month
periods ended March 31                     2002       2001 (a)
-----------------------------------------------------------------
Sales                                   $   475,351  $         -
Cost of sales                               199,861            -
                                        -----------  -----------

Gross profit                                275,490            -
Consulting revenue                          391,681            -
                                        -----------  -----------
                                            667,171            -
                                        -----------  -----------

Expenses
  Depreciation                                7,682            -
  General and administration                360,290            -
  Marketing                                   5,160            -
  Research and development                   41,856            -
                                        -----------  -----------

Total expenses                              414,988            -
                                        -----------  -----------
Income from operations                      252,183            -
                                        -----------  -----------

Income taxes
  Current                                    15,561            -
  Deferred                                   44,223            -
                                        -----------  -----------
                                             59,784            -
                                        -----------  -----------
Net income for the period               $   192,399  $         -
=================================================================
Earnings per share - basic and diluted  $      0.01  $         -
=================================================================

Weighted average shares outstanding      17,695,105    7,600,000
=================================================================



(a)  Represents  the  results  of  operations  of  Technocall  S.A.  (Note  2)


    The accompanying notes are an integral part of these consolidated financial statements.

                                                                                    Blue  Industries  Inc.
                                                                     (formerly Burrard Technologies, Inc.)
                                                     Consolidated Statements of Changes in Capital Deficit
                                                             (Unaudited - Amounts expressed in US dollars)


                                                                                             Accumulated
                                                                 Share                       Other
                                          Common Shares          Subscription  Distribution  Comprehensive
                                          Shares        Amount   Receivable    of Capital    Income
----------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                       1,000  $ 59,880   $   (29,940)  $         -   $      -

Net loss for the year                              -         -             -             -          -

Foreign exchange translation gains                 -         -             -             -          -

Total comprehensive loss                                                                            -
                                         -----------------------------------------------------------------
Balance, December 31, 2000                     1,000    59,880       (29,940)            -          -

Adjustment for the issuance of common
 stock on recapitalization (Note 2)        7,599,000   (52,280)            -        52,280          -
                                         -----------------------------------------------------------------
                                           7,600,000     7,600       (29,940)       52,280          -

Collection of subscriptions receivable             -         -        29,940             -          -

Distribution on acquisition of assets
 from a related party (Note 4)                     -         -             -    (3,864,563)         -

Settlement of debt from related party
 (Note 4)                                          -         -             -        31,070          -

Adjustment to the stockholders' equity
 of the Company at the acquisition date
 (Note 2)                                 10,062,000    10,062             -       (72,130)         -
                                         -----------------------------------------------------------------
                                          17,662,000    17,662             -    (3,853,343)         -

Net loss for the year                              -         -             -             -          -

Foreign exchange translation gains                 -         -             -             -      3,411
                                                                                             -------------
Total comprehensive loss                                                                        3,411
                                         -----------------------------------------------------------------
Balance, December 31, 2001                17,662,000    17,662             -    (3,853,343)     3,411

Issuance of common shares on private
 placement (Note 6)                          496,579       497             -       888,379          -

Settlement of note payable due to a
 related party (Note 4)                            -         -             -     3,990,470          -
                                         -----------------------------------------------------------------
                                          18,158,579    18,159             -     1,025,506      3,411

Net income for the period                          -         -             -             -          -

Foreign exchange translation                       -         -             -             -    228,323
                                                                                             -------------

Total comprehensive loss                           -         -             -             -    228,323
                                         -----------------------------------------------------------------

Balance, March 31, 2002                   18,158,579  $ 18,159   $         -   $ 1,025,506   $231,734
==========================================================================================================


                                                                      Retained
                                                                      Earnings
                                                                  (Accumulated
                                                                       Deficit)     Deficit
---------------------------------------------------------------------------------------------

Balance, January 1, 2000                                             $ (31,070)  $    (1,130)
                                                                     ----------  ------------
Net loss for the year                                                        -             -

Foreign exchange translation gains                                           -             -
                                                                     ----------  ------------

Total comprehensive loss                                                     -             -
                                                                     ----------  ------------

Balance, December 31, 2000                                             (31,070)       (1,130)

Adjustment for the issuance of common stock
 on recapitalization (Note 2)                                                -             -
                                                                     ----------  ------------
                                                                       (31,070)       (1,130)

Collection of subscriptions receivable                                       -        29,940

Distribution on acquisition of assets from a
 related party (Note 4)                                                      -    (3,864,563)

Settlement of debt from related party (Note 4)                               -        31,070

Adjustment to the stockholders' equity of the
 Company at the acquisition date (Note 2)                                    -       (62,068)
                                                                     ----------  ------------
                                                                       (31,070)   (3,866,751)

Net loss for the year                                                  (77,693)      (77,693)

Foreign exchange translation gains                                           -         3,411
                                                                     ----------  ------------
Total comprehensive loss                                               (77,693)      (74,282)
                                                                     ----------  ------------

Balance, December 31, 2001                                            (108,763)   (3,941,033)

Issuance of common shares on private
 placement (Note 6)                                                          -       888,876

Settlement of note payable due to a related party
 (Note 4)                                                                    -     3,990,470
                                                                     ----------  ------------
                                                                      (108,763)      938,313
                                                                     ----------  ------------
Net income for the period                                              192,399       192,399

Foreign exchange translation                                                 -       228,323
                                                                     ----------  ------------
Total comprehensive loss                                               192,399       420,722
                                                                     ----------  ------------
Balance, March 31, 2002                                              $  83,636   $ 1,359,035
=============================================================================================


    The accompanying notes are an integral part of these consolidated financial statements.


                                                         Blue  Industries  Inc.
                                           (formerly Burrard Technologies, Inc.)
                                           Consolidated Statements of Cash Flows
                                   (Unaudited - Amounts expressed in US dollars)

For the three-month periods
ended March 31                                     2002      2001 (a)
----------------------------------------------  -----------  ---------
Cash provided by (used in)

Operating activities
  Net income for the period                     $  192,399   $       -
  Adjustments to reconcile net income to cash
    used in operating activities
    Depreciation                                     7,682           -
    Deferred income taxes                           44,223           -
  (Increase) decrease in assets
    Accounts receivable                           (679,771)          -
    Parts and supplies                            (769,350)          -
    Prepaid expenses and deposits                  (30,985)          -
  Increase (decrease) in liabilities
  Accounts payable and accrued liabilities         399,084
  Due to related party                               9,912           -
                                                -----------  ---------
    Cash used in operating activities             (826,806)          -
Investing activity
  Property and equipment additions                 (67,985)          -
Financing activity
  Proceeds on common stock subscriptions           957,635           -
                                                -----------  ---------
Increase in cash                                    62,844           -
Effect of foreign exchange on cash                    (908)          -
Cash, beginning of period                           18,280           -
                                                -----------  ---------
Cash, end of period                             $   80,216   $       -
======================================================================
Supplemental Information:
----------------------------------------------
  Interest and taxes paid                       $        -   $       -
Non-cash investing and financing activities
  Forgiveness of debt (Note 4)                  $3,990,470   $       -
======================================================================


(a)  Represents  the  cash  flows  of  Technocall  S.A.  (Note  2)


    The accompanying notes are an integral part of these consolidated financial statements.

                                                            Blue Industries Inc.
                                           (formerly Burrard Technologies, Inc.)
                                  Notes to the Consolidated Financial Statements
                                   (Unaudited - Amounts expressed in US dollars)
March  31,  2002  and  2001

1.     Nature  of  Business  and  Basis  of  Presentation

     The Company was incorporated under the laws of the State of Nevada on April 5, 2000 as Burrard Technologies, Inc. ("Burrard") and was involved in software development. During 2001, the Company discontinued the software development and became inactive until December 18, 2001 when it acquired all the issued and outstanding shares of Technocall S.A. ("Technocall"), a Swiss company (Note 2). Technocall was inactive until September 2001 when it acquired all the assets (including parts and supplies, machinery and equipment and computer software) comprising the Blue Industries water treatment process to be marketed to government and non-government organizations in Asia, Africa and the Middle East (Note 4). The Blue Industries water treatment process enables the Company to develop water treatment apparatuses that achieve results in the fields of wastewater treatment, farm produce industry water treatment and drinking water potabilization. A proprietary micro-calculator and electronic management system that regulates and controls the water treatment process manages the water treatment apparatuses that the Company has developed. On April 2, 2002, the Company changed its legal name to Blue Industries Inc.

     In accordance with provisions governing the accounting for reverse acquisitions (Note 2), the figures presented as at December 31, 2001 and for the three months ended March 31, 2001 are those of Technocall S.A.

     To December 31, 2001 the Company was considered to be in the development stage and presented its financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". During the period from Technocall's inception in 1992 to September 2001, Technocall was inactive. Total expenses during this period were $31,070. With the acquisition of assets in September 2001 (Note 4), the Company entered the development stage. Expenses incurred while the Company was in the development stage totalled $77,693. The Company emerged from the development stage as it commenced operations.

     The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2001 and 2000 included in the Company's 10-KSB Annual Report. The Company follows the same accounting policies in the preparation of interim reports.

     Results of operations for the interim periods are not indicative of annual results.

                                                            Blue Industries Inc.
                                           (formerly Burrard Technologies, Inc.)
                                  Notes to the Consolidated Financial Statements
                                   (Unaudited - Amounts expressed in US dollars)
March  31,  2002  and  2001

2.     Recapitalization

     On December 18, 2001, the Company closed an agreement with the stockholders of Technocall whereby the Company acquired all the issued and outstanding shares of Technocall in exchange for 7.6 million shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of Technocall controlled approximately 43% of the Company's common stock immediately upon conclusion of the transaction, representatives of Technocall are now the Company's sole directors and officers and the continuing business is that of Technocall. Under reverse acquisition accounting, the post-acquisition entity is accounted for as a recapitalization of Technocall. A distribution of $62,068 was recorded in connection with the common stock issued by the Company for the acquisition of Technocall in respect of the carrying value of the Company's net liabilities (consisting primarily of accounts payable and amounts due to a stockholder) at the acquisition date.

     Immediately prior to the acquisition of Technocall, two stockholders of the Company surrendered 7,125,000 common shares to the Company for cancellation. No consideration was paid on redemption of these shares.

     Unaudited Pro-forma revenue, net loss and loss per share for the three months ended March 31, 2001 assuming the transaction had been completed on January 1, 2001 is as follows:
                                      Revenue                     $           -
                                      Net loss for the period     $     (14,522)
                                      Loss per share              $       (0.00)

3.     Due  to  Related  Party

     Amounts due to a former director and officer of the Company are unsecured, non-interest bearing and due on demand.

4.     Acquisition  of  Water  Treatment  Technology  and  Related  Assets

     In September 2001, Technocall acquired from a 50% Technocall stockholder, software, patents, property and equipment and parts and supplies inventory comprising the Blue Industries water treatment process in exchange for a subordinated note payable in the amount of $4,288,500. The debt is subordinated against future indebtedness of the Company and is unsecured and non-interest bearing with no specific terms of repayment. Subsequent to the acquisition, this stockholder agreed to forgive $31,070 of the note payable in respect of previous expenses incurred by Technocall. The forgiveness was recorded as a reduction in the distribution of capital.

                                                            Blue Industries Inc.
                                           (formerly Burrard Technologies, Inc.)
                                  Notes to the Consolidated Financial Statements
                                   (Unaudited - Amounts expressed in US dollars)
March  31,  2002  and  2001

4.     Acquisition  of Water Treatment Technology and Related Assets - Continued

     Because the acquisition was from a significant Technocall stockholder, the value assigned to the assets acquired represented the carrying value of the assets to the significant stockholder at the date of acquisition of $423,937. The difference between the agreed amount of the note payable recorded in the consolidated financial statements and the value assigned to the assets transferred from the stockholder of $3,864,563 was recorded in 2001 as a distribution of capital.

     On April 2, 2002, the noteholder agreed to forgive the balance owing on the note payable. The forgiveness was recorded in these financial statements as a reduction to the distribution of capital and additional paid-in capital. Because the forgiveness of debt was from a related party, no gain or loss was recognized on extinguishment.

5.     Economic  Dependence

     The Company's success in relation to its water treatment process is dependent on the good working relationship it can maintain with certain key suppliers whose products are integral to the performance of the water treatment system.

     During the three months ended March 31, 2002, the Company purchased all of its parts and supplies from two suppliers including purchases of approximately $800,000 from one supplier.

6.     Share  Capital

     a) In March 2002, the Company's stockholders approved a change to the Company's authorized share capital to increase the authorized common stock from 25 million shares to 50 million shares (par value of $0.001 per share) and to authorize the creation of 100 million shares of preferred stock (par value of $0.001 per share).

     b) In March 2002, the Company issued 496,579 shares of common stock in connection with a private placement for gross proceeds of $888,876. On April 4, 2002, an additional 38,186 shares of common stock were issued on private placement for gross proceeds of $68,759. All proceeds on common stock were received in the three-month period ended March 31, 2002, the majority of which was used for the purchase of inventory.

     c) There were no options or warrants to acquire stock of the Company outstanding at March 31, 2002 and December 31, 2001.

                                                            Blue Industries Inc.
                                           (formerly Burrard Technologies, Inc.)
                                  Notes to the Consolidated Financial Statements
                                   (Unaudited - Amounts expressed in US dollars)
March  31,  2002  and  2001

7.     Commitments

     On February 6, 2002, the Company completed an agreement to acquire a manufacturing and marketing licence for a wastewater purification device. The licence covers various countries in the Middle East and North Africa and expires in February 2012, subject to renewal. In consideration for the licence, the licensor was entitled to a royalty equal to 10% of sales of water purification devices sold by the Company, subject to a minimum royalty payment of $1,500,000 in each quarter, for a minimum annual royalty of $6,000,000. The Company was granted the option to redeem the royalties with one single payment corresponding to two annual royalty payments provided this payment was made by March 30, 2002.

     The Company entered into a further agreement with the licensor (a company with a common director) whereby it agreed to issue 9,000,000 restricted shares of its common stock to the licensor in consideration for the reduction of royalties payable on sales of products incorporating the licensed patent pursuant to the patent license contract with the licensor. This agreement was subsequently cancelled. The Company issued the 9,000,000 common shares to the licensor in April 2002 and is presently negotiating the return of these common shares. A royalty obligation remains based on 10% of sales. The licensor has agreed to waive the minimum annual royalty under the patent license contract for 2002.

8.     Revenue  Recognition

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

Consulting  fee  revenue  is  recognized  as  it  is  earned.
Cost  of  revenue  includes  shipping  and  related  delivery  costs.

     During the three months ended March 31, 2002, the Company recognized sales and consulting revenue from three customers.

     Sales  and  consulting  revenue  by  geographic  region  were  as  follows:
                                                              2002          2001
                                                                            ----
                                             China     $     371,141     $     -
                                                             -------     -     -
                                         Middle East          495,891          -
                                                       $     867,032     $     -
                                                       =========================
                                      F-9

                                                            Blue Industries Inc.
                                           (formerly Burrard Technologies, Inc.)
                                  Notes to the Consolidated Financial Statements
                                   (Unaudited - Amounts expressed in US dollars)
March  31,  2002  and  2001

9.     New  Accounting  Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") finalized SFAS Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

     The Company has adopted these standards effective for its fiscal year commencing January 1, 2002. Such adoption did not affect the Company's financial statements in respect of historical transactions. Additional future acquisitions are required to be accounted for in accordance with these new standards.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The implementation of this new standard did not have a material effect on the Company's financial statements.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

FORWARD  LOOKING  STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

OVERVIEW

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

Our business plan calls for the marketing and sales of water treatment apparatus incorporating our BLUE Industries water treatment process. We commenced sales of our products in the first quarter of 2002.

ACQUISITION  OF  TECHNOCALL  SA

Our consolidated financial statements reflect the financial condition, results of operations and cash flows of Technocall, our wholly owned subsidiary, for all periods prior to December 18, 2001. Technocall was inactive from inception on March 11, 1992 to September 29, 2001 when it acquired all the assets (including parts and supplies, machinery and equipment and computer software) comprising the Blue Industries water treatment process to be marketed to government and non-government organizations in Asia, Africa and the Middle East. This acquisition was accounted for by us using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of Technocall

                                    3 of 9
controlled approximately 43% of our common stock immediately upon conclusion of the transaction, representatives of Technocall are now our sole directors and officers and our continuing business is that of Technocall. Under reverse acquisition accounting, the post-acquisition entity will be accounted for as a recapitalization of Technocall. As a result of this accounting, our financial statements for all periods prior to December 18, 2001 reflect the business and operations of Technocall.

PLAN  OF  OPERATIONS

Business  Development  during  First  Quarter  of  2002

During the first quarter of 2002, we emerged from the development stage and commenced business operations. We focused our business development on three geographical areas and three lines of business during this first quarter of 2002, as summarized below:

Geographical  areas:

1. Asia: We were engaged in the presentation and the validation of our P6, P60 and C24 water treatment devices. Activities included training and set up of water treatment apparatuses;

2. Middle East: We were engaged in the presentation of our water treatment apparatuses to potential customers in Egypt and Saudi Arabia. Activities included the preparation of arrangements with distributors;

3.     Africa:     We  shipped  one  P6  water  treatment apparatus for sanitary conformity tests, in order to prepare the launch of our products for the Ivory Coast.

Lines  of  Businesses:

1. Treatment of Non-Drinkable Water: We engaged in the preparation of procedures for the training of local distributors for our water treatment apparatuses;

2. Agricultural Processing Industry: We were engaged in the validation of our water treatment process for the treatment of shrimp basins;

3. Treatment of Used and Raw Waters: We were engaged in the preparation of our C24 water treatment apparatuses for clarification of raw water, with the objective of demonstrating that water from the Nile River can be made drinkable using our products and processes.

Laboratory  Analysis

In order the optimize the application possibilities and the efficiency of our Blue Industries water treatment apparatuses, we have determined to set up an analysis laboratory to carry out standardized controls and tests of our B3 and C3 water treatment apparatuses. To allow our distributors to carry out water controls and tests for their clients, we are setting up an automatic analysis laboratory for all of our distributors.

Suppliers  and  Production  Capacity

During the first quarter of 2002, we selected a number of suppliers with the objective of ensuring the following production capacity during the second quarter of 2002:

1.     The  production  of  200  BI P6 water treatment apparatuses per week; and

2.     The  production  of  100  BI  P60  water  treatment apparatuses per week.


                                    4 of 9

These  suppliers  can  be divided into four categories: (i) consulting agencies,
(ii) plasturgy and hydraulics, (iii) electronics, cable technology and real time measurement devices; and (iv) assembly and functional tests.

In order to ensure the production quality control of suppliers and sub-contractors, we have put in place a laboratory test machine which allows for product testing in a live situation. Pressure, power supply, output and water quality can be tested and measured. In this laboratory, we have tested all the devices from our catalogue of products in various situations and measured daily the efficiency and the aging of our water treatment apparatuses.

Plan  of  Operations  for  Next  Twelve  Months

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

                                    5 of 9

RESULTS  OF  OPERATIONS

Revenues

We completed sales in the amount of $475,351 during the three months ended March
31,  2002.   Sales  were  attributable  to  sales of water treatment apparatuses further  to  our  agreement  with  the  China  Ministry  of  Health.

We also earned revenues from consulting services in the amount of $391,681 during the three months ended March 31, 2002. Consulting service revenues were related to water treatment consulting activities provided to three customers in the Middle East.

We  did  not  earn  any  revenues  during the three months ended March 31, 2001.

Our future revenues will be dependent on our ability to complete further sales of our water treatment apparatuses and our ability to complete sales contracts that we are able to enter into.

Cost  of  Sales  and  Gross  Profit

We incurred costs of sales in the amount of $199,861 during the three months ended March 31, 2002. All costs of sales were attributable to product sales and included parts purchased for water treatment apparatuses.

Gross  profit  was  $275,490  for  the  three  months  ended  March  31,  2002.

Operating  Expenses

Our  operating  expenses  increased to $414,988 for the three months ended March
31, 2002, compared to $NIL for the three months ended March 31, 2001. The primary components of our operating expenses were general and administration expenses in the amount of $360,290 and research and development expenses in the amount of $41,856. Research and development expenses were principally attributable to our new testing laboratory and testing of equipment under different usage scenarios.

We anticipate that our operating expenses will increase as we undertake our plan of operations for Technocall to establish and complete sales of our Blue Industries water treatment apparatuses. We anticipate that our monthly operating expenses will increase approximately $220,000 as we undertake this plan of operations.

Net  Income

We  reported  net  income of $192,399 for the three months ended March 31, 2002.

LIQUIDITY  AND  FINANCIAL  CONDITION

We had cash in the amount of $80,216 as of March 31, 2002, compared to cash of $18,280 as of December 31, 2001. We had positive working capital in the amount of $1,295,518 as of March 31, 2002, compared to a working capital deficit in the amount of $4,030,508 as of December 31, 2001.

The principal component of our working capital deficit as of December 31, 2001 was a loan from Advanced Development Technologies Co. Ltd., one of our principal shareholders, in the amount of $4,255,660. This indebtedness was forgiven by Advanced Development Technologies, one of our major shareholders, effective April 2, 2002. The forgiveness was recorded in our financial statements as a reduction to the distribution of capital and additional paid-in capital.

We anticipate that we will fund our business operations primarily from sales of our Blue Industries water

                                    6 of 9
treatment apparatuses, with additional funding from private placements of our common stock if required. We completed sales of 534,765 shares of our common stock for proceeds of $957,229 during the first quarter of 2002. The majority of the proceeds were applied to the purchase of inventory. Revenues from sales of products will be contingent upon us completing performance of existing contracts and our ability to achieve new sales of products. There is no assurance that additional sales of our water treatment apparatuses will result in revenues that will exceed the increased operating costs that we will incur in proceeding with our plan of operations to increase sales.

We may require additional capital if we are to complete our stated plan of operations. Our plan of operations calls for us to spend approximately $2,670,000 over the next twelve months, if we achieve the required financing. Our current monthly operating expenses are estimated to increase to approximately $220,000 per month. We anticipate financing our plan of operations from revenues generated from sales contracts for our Blue Industries water treatment apparatuses that we have entered into to date. If cash flows from these sales do not materialize, we will require additional financing if we are to continue as a going concern and to finance our business operations. We anticipate that any such additional financing would be through the sales of our common stock or placement of convertible debt. We do not have any arrangements in place for the sale of any of our securities. In the event that we do not realize revenues as anticipated or we are unable to raise additional financing on acceptable terms, then we may have to scale back our plan of operations and operating expenditures.


                                    7 of 9

                           PART II--OTHER INFORMATION

Item  1.  Legal  Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item  2.  Changes  in  Securities

We completed the sale of 534,765 shares of our common stock on February 25, 2002 at a price of $1.79 per share for proceeds of $957,229. The purchasers consisted of a total of 53 purchasers. We completed the offering pursuant to Regulation S of the Securities Act. All sales were made in reliance of Category 3 of Rule
903 of Regulation S on the basis that: (a) each sale was an offshore transaction; (b) no directed selling efforts were made by us in completing any sales; and (c) offering restrictions were implement. These offering restrictions included endorsing all stock certificates representing the purchased shares with the legend required by Rule 905 of Regulation S. Each purchaser: (a) certified to us that purchaser is not a U.S. person as defined in Regulation S; (b) agreed to resell the purchased shares only in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration; (c) agreed not to engage in hedging transactions with regard to the shares unless in compliance with the Act; and (d) agreed that we were required to refuse to register any transfer of the shares not in compliance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers. Share certificates for 38,186 shares, representing subscription proceeds of $68,759, were issued subsequent to March 31, 2002.


Item  3.  Defaults  upon  Senior  Securities

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ending March 31, 2002.

Item  5.  Other  Information

None.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

EXHIBITS

None.

REPORTS  ON  FORM  8-K

We filed a Current Report on Form 8-K on January 2, 2002 to disclose our acquisition of Technocall SA. We filed an amendment to this Current Report on Form 8-K on April 8, 2002 to include the audited financial statements of Technocall and pro-forma financial statements.

                                    8 of 9

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE  INDUSTRIES  INC.


By:  /s/ Fernand Leloroux
     ___________________________________
     Fernand Leloroux,  President
     Director
     Date:     May  15,  2002






                                    9  of  9