Form 10QSB/A
period 2002-03-31
BLUE INDUSTRIES INC
filed 2002-08-21
CIK 1126752

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

(Mark  One)
[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

        For  the  quarterly  period  ended  MARCH  31,  2002

[  ]    Transition  Report  Under  Section  13  Or  15(D)  Of  The Securities
        Exchange  Act  Of  1934

        For  the  transition  period  from  _______  to  ______

COMMISSION  FILE  NUMBER:   000-32567


                              BLUE INDUSTRIES INC.
                              --------------------

                 (Name of small business issuer in its charter)


        NEVADA                                    52-2273215
- -------------------------------          ------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification
incorporation or organization)            No.)


   28 RUE DU MARCH CH 1211
   GENEVA, SWITZERLAND                             NOT APPLICABLE
   (Address of principal executive offices)          (Zip Code)
- ----------------------------------------             ----------


                                011-336-1624-8726
                            Issuer's telephone number
                            -------------------------

                                 NOT APPLICABLE

Former name, former address and former fiscal year, if changed since last report
- -----------------------------------------------------------------------------

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

                                    2 of 9

          Blue  Industries  Inc.
          (formerly  Burrard  Technologies,  Inc.)
          Consolidated  Financial  Statements
          For  the  three-month  periods  ended
          March  31,  2002  and  2001
          (Unaudited  -  Amounts  expressed  in  US  dollars)
                                                                        Contents
- ------------------------------------------------------------------------------
Consolidated  Financial  Statements

     Balance  Sheets
     Statements  of  Operations
     Statements  of  Changes  in  Stockholders'  Equity  (Capital  Deficit)
     Statements  of  Cash  Flows
     Notes  to  the  Financial  Statements


                                                           Blue Industries  Inc.
                                           (formerly Burrard Technologies, Inc.)
                                                     Consolidated Balance Sheets
                                               (Amounts expressed in US dollars)

                                   March 31     December 31
                                     2002          2001
- ---------------------------------   -----------  --------------
                                   (Unaudited)
Assets
Current
  Cash                              $     80,216  $     18,280
  Accounts receivable (net of
   $Nil and $Nil of allowance
   for doubtful accounts)                679,771             -
  Parts and supplies (Note 5)          1,071,701       334,462
  Prepaid expenses                         2,825         2,409
                                    ---------------  ----------
  Total current assets                 1,834,513       355,151
Deposits                                  30,569             -
Property and equipment                   132,349        76,070
Patents                                   13,581        13,405
                                    ---------------  ----------

Total Assets                        $  2,011,012  $    444,626
===============================================================
Liabilities and Stockholders'
Equity (Capital Deficit)

Liabilities
Current
  Accounts payable and
   accrued liabilities              $    614,403  $     73,823
  Due to related party (Note 3)           66,088        56,176
Note payable (Note 4)                          -     4,255,660
                                    ---------------  ----------
  Total current liabilities              680,691     4,385,659

Deferred income taxes                     12,061             -
Advances for stock subscriptions
  (Note 6)                                68,759             -
                                    ---------------  ----------

  Total liabilities                      761,511     4,385,659
                                    ---------------  ----------

Stockholders' Equity (Capital Deficit)
  Share Capital (Note 6)
    Authorized
      100,000,000 shares of preferred
          stock, par value of
          $0.001 per share
          50,000,000 shares of
          common stock, par value
          of $0.001 per share
    Issued
        18,158,579 (2001 - 17,662,000)
        common shares                     18,159        17,662
  Additional paid-in capital
   (distribution of capital)           1,025,506    (3,853,343)
  Accumulated other comprehensive
    income -
    foreign exchange translation         231,734         3,411
  Retained earnings (accumulated
   deficit)                              (25,898)     (108,763)
                                    ---------------  ----------

  Total stockholders' equity (capital
   deficit)                            1,249,501    (3,941,033)
                                    ---------------  ----------
Total Liabilities and Stockholders'
 Equity (Capital Deficit)           $  2,011,012     $ 444,626
===============================================================






    The accompanying notes are an integral part of these consolidated financial statements.


                                                         Blue  Industries  Inc.
                                           (formerly Burrard Technologies, Inc.)
                                           Consolidated Statements of Operations
                                   (Unaudited - Amounts expressed in US dollars)



For the three-month
periods ended March 31                     2002       2001 (a)
- -----------------------------------------------------------------
Sales                                   $   391,681  $         -
Cost of sales                               341,557            -
                                        -----------  -----------

Gross profit                                 50,124            -
Consulting revenue                          475,351            -
                                        -----------  -----------
                                            525,475            -
                                        -----------  -----------

Expenses
  Depreciation                                7,682            -
  General and administration                360,290            -
  Marketing                                   5,160            -
  Research and development                   41,856            -
                                        -----------  -----------

Total expenses                              414,988            -
                                        -----------  -----------
Income from operations                      110.487            -
                                        -----------  -----------

Income taxes
  Current                                    15,561            -
  Deferred                                   12,061            -
                                        -----------  -----------
                                             27,622            -
                                        -----------  -----------
Net income for the period               $    82,865  $         -
=================================================================
Earnings per share - basic and diluted  $      0.00  $         -
=================================================================

Weighted average shares outstanding      17,695,105    7,600,000
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


                                                         Blue  Industries  Inc.
                                           (formerly Burrard Technologies, Inc.)
                                           Consolidated Statements of Cash Flows
                                   (Unaudited - Amounts expressed in US dollars)

For the three-month periods
ended March 31                                     2002      2001 (a)
- ----------------------------------------------  -----------  ---------
Cash provided by (used in)

Operating activities
  Net income for the period                     $   82,865   $       -
  Adjustments to reconcile net income to cash
    used in operating activities
    Depreciation                                     7,682           -
    Deferred income taxes                           12,061           -
  (Increase) decrease in assets
    Accounts receivable                           (679,771)          -
    Parts and supplies                            (769,350)          -
    Prepaid expenses and deposits                  (30,985)          -
  Increase (decrease) in liabilities
  Accounts payable and accrued liabilities         496,751
  Due to related party                               9,912           -
                                                -----------  ---------
    Cash used in operating activities             (826,806)          -
Investing activity
  Property and equipment additions                 (67,985)          -
Financing activity
  Proceeds on common stock subscriptions           957,635           -
                                                -----------  ---------
Increase in cash                                    62,844           -
Effect of foreign exchange on cash                    (908)          -
Cash, beginning of period                           18,280           -
                                                -----------  ---------
Cash, end of period                             $   80,216   $       -
======================================================================
Supplemental Information:
- ----------------------------------------------
  Interest and taxes paid                       $        -   $       -
Non-cash investing and financing activities
  Forgiveness of debt (Note 4)                  $3,990,470   $       -
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

7.     Commitments

     On February 6, 2002, the Company completed an agreement to acquire a manufacturing and marketing license for a wastewater purification device. The license covers various countries in the Middle East and North Africa and expires in February 2012, subject to renewal. In consideration for the license, the licensor was entitled to a royalty equal to 10% of sales of water purification devices sold by the Company, subject to a minimum royalty payment of $1,500,000 in each quarter, for a minimum annual royalty of $6,000,000. The Company was granted the option to redeem the royalties with one single payment corresponding to two annual royalty payments provided this payment was made by March 30, 2002.

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

     During the three months ended March 31, 2002, the Company recognized sales and consulting revenue from three customers.

     Sales  and  consulting  revenue  by  geographic  region  were  as  follows:
                                                              2002          2001
                                                                            ----
                                             China     $     371,141     $     -
                                                             -------     -     -
                                         Middle East          495,891          -
                                                       $     867,032     $     -
                                                       =========================
                                      F-8

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

10.    Error Correction

     The financial statements included in the original Quarterly Report on Form 10-QSB for the period ended March 31, 2002 contained three material errors that were discovered in connection with the preparation of the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2002. The following errors have been corrected in this Amended Report on Form 10-QSB:

     The "sales" and "consulting revenue" values in the original Quarterly Report were inadvertently switched. The correction of this error did not have a material impact on the previously reported results of operations.

     A total of $141,696 in commissions and product costs were inadvertently omitted from the cost of goods sold during the period ended March 31, 2002. After adjusting for associated tax liabilities, the correction of this reduced the Company's reported net income by $109,534.

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

- -     Clarification
- -     Purification
- -     Disinfection
- -     Conservation

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

                                    5 of 9

RESULTS  OF  OPERATIONS

Revenues

We completed sales in the amount of $391,681 during the three months ended March
31,  2002.   Sales  were  attributable  to  sales of water treatment apparatuses further  to  our  agreement  with  the  China  Ministry  of  Health.

We also earned revenues from consulting services in the amount of $475,351 during the three months ended March 31, 2002. Consulting service revenues were related to water treatment consulting activities provided to three customers in the Middle East.

We  did  not  earn  any  revenues  during the three months ended March 31, 2001.

Our future revenues will be dependent on our ability to complete further sales of our water treatment apparatuses and our ability to complete sales contracts that we are able to enter into.

Cost  of  Sales  and  Gross  Profit

We incurred costs of sales in the amount of $341,577 during the three months ended March 31, 2002. All costs of sales were attributable to product sales and included parts purchased for water treatment apparatuses.

Gross  profit  was  $50,124  for  the  three  months  ended  March  31,  2002.

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

Net  Income

We  reported  net  income of $82,865 for the three months ended March 31, 2002.

LIQUIDITY  AND  FINANCIAL  CONDITION

We had cash in the amount of $80,216 as of March 31, 2002, compared to cash of $18,280 as of December 31, 2001. We had positive working capital in the amount of $1,153,822 as of March 31, 2002, compared to a working capital deficit in the amount of $4,030,508 as of December 31, 2001.

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

BLUE  INDUSTRIES  INC.


By:  /s/ Fernand Leloroux
     ___________________________________
     Fernand Leloroux,  President
     Director
     Date:     August  21,  2002






                                    9  of  9