Form 10QSB
period 2002-06-30
BLUE INDUSTRIES INC
filed 2002-08-21
CIK 1126752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2002

                                       OR
       [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-32567



                              BLUE INDUSTRIES INC.
                   (Name of small business issuer in its charter)


               NEVADA                                   52-2273215
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.)



                               340 RUE DE LA GARE
                               FRANCE 74370 PRINGY
                      (Address of principal executive offices,
                              including postal code)


                                (011) 33 4 50 66 98 61
                            (Issuer's telephone number,
                               including country code)

                                 28 RUE DU MARCH
                             GENEVA 1211 SWITZERLAND
                                (Former address)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,954,254 Shares of Common Stock as of August 9, 2002.

         Transitional Small Business Disclosure Format (check one):
                 Yes [  ]          No [X]

                                TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION                                    PAGE

ITEM 1   Financial Statements

         Consolidated Balance Sheets as of June 30, 2002 and
             December 31 and 2001                                   3

         Consolidated Statements of Operations for the three-
         and six month periods ended June 30, 2001 and 2002         4

         Consolidated Statements of Cash Flow for the six
          month periods ended June 30, 2001 and 2002                5

         Notes to Financial Statements                              6

ITEM 2   Management's Discussion and Analysis of
             Financial Condition and Plan of Operations            11

PART II  OTHER INFORMATION                                         16

         SIGNATURES                                                17

                                BLUE INDUSTRIES, INC.
                         (formerly Burrard Technologies, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                          (Amounts expressed in US dollars)


                                                                                 June 30, 2002   December 31, 2001
ASSETS .........................................................................  (Unaudited)       (Audited)
Current Assets:
Cash ...........................................................................  $    46,541     $    18,280
Prepaid expenses ...............................................................        2,409
Accounts receivable
    (net of allowance for doubtful accounts) ...................................       62,526
Pre-paid parts and supplies purchases
Parts and supplies (Notes 5 and 6) .............................................    1,524,879         334,462
                                                                                  -----------     -----------
                                                                                    1,633,946         355,151

Deposits .......................................................................       34,773
Property and equipment .........................................................      149,044          76,070
Patents ........................................................................       12,866          13,405
                                                                                  -----------     -----------
                                                                                      196,683          89,475
                                                                                  -----------     -----------

Total Assets ...................................................................  $ 1,830,629     $   444,626
                                                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities .......................................      595,477          73,823
Due to related party (Note 3) ..................................................       66,088          56,176
Note payable (Note 4) ..........................................................           --       4,255,660
                                                                                  -----------     -----------
Total current liabilities ......................................................      661,565       4,385,659

Deferred income taxes
Advances for stock subscriptions (Note 7) ......................................           --              --
                                                                                  -----------     -----------
Total liabilities ..............................................................      661,565       4,385,659

Stockholders' Equity (Deficit) Common Stock, $.001 par value (Notes 6 and 7)
Common stock, $0.001 par value:
    50,000,000 shares authorized,
    17,662,000 shares outstanding at December 31, 2001; and
    27,954,254 shares outstanding at June 30, 2002 .............................       27,955          17,662

Preferred stock, $0.001 par value:
    100,000,000 shares authorized,
     no shares outstanding at December 31, 2001; and
    no shares outstanding at June 30, 2002 .....................................           --              --
Additional paid-in capital (Deficit) ...........................................    1,365,269      (3,853,343)
Accumulated other comprehensive income
    foreign exchange translation ...............................................      383,341           3,411
    Retained earnings (deficit) ................................................     (607,501)       (108,763)
                                                                                  -----------     -----------

Total stockholders' equity (Deficit) ...........................................    1,169,064      (3,941,033)
                                                                                  -----------     -----------

Total Liabilities and Stockholders' Equity (Deficit) ...........................  $ 1,549,829     $   444,626
                                                                                  ===========     ===========


                        The accompanying notes are an integral part of these consolidated financial statements.

                                BLUE INDUSTRIES, INC.
                      (formerly Burrard Technologies, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Unaudited - Amounts expressed in US dollars)



                                 Three-Months Ended June 30,           Six-Months Ended June 30,
                                  ---------------------------           -------------------------
                                2001              2002               2001              2002
                             (Unaudited)       (Unaudited)        (Unaudited)       (Unaudited)

Sales (returns)                                 ($51,448)                            $340,233
Cost of sales                                     15,406                              356,963
                                                 -------                             --------
Gross profit                                     (66,854)                             (16,730)

Consulting revenue                                52,800                              528,151
                                                 -------                             --------
                                                 (14,054)                             511,421

Expenses
Depreciation                                       8,730                               16,412
General and administration                       562,074                              922,364
Marketing                                         20,183                               25,343
Research and development                           4,033                               45,889
                                                  ------                              -------
Total expenses                                   595,020                            1,010,008
                                                --------                           ----------

Income from operations                          (609,074)                            (498,587)
                                               ----------                           ----------

Income taxes

Current                                          (15,408)                                (153)

Deferred                                         (12,061)                                  --
                                                ---------                                  --

Net income for the period                      ($581,065)                           ($498,740)

Earnings per share - basic and diluted             ($.03)                               ($.03)

Weighted average shares outstanding            21,557,700                           19,528,100




                        The accompanying notes are an integral part of these consolidated financial statements.

                             BLUE INDUSTRIES, INC.
                      (formerly Burrard Technologies, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                    (Unaudited - Amounts expressed in US dollars)


                                                                                       Six-Months Ended June 30,
                                                                                       -------------------------
                                                                                        2001              2002
                                                                                     (Unaudited)       (Unaudited)

Cash provided by (used in)

Operating activities
    Net income for the period                                                               $--       ($ 498,740)

Adjustments to reconcile net income to cash used in operating activities
    Depreciation                                                                             --           16,412
    Deferred income taxes
(Increase) decrease in assets
    Accounts receivable                                                                      --          (62,526)
    Parts and supplies                                                                       --       (1,190,417)
Increase (decrease) in liabilities
    Accounts payable and accrued liabilities                                                 --          591,871
    Due to related party                                                                     --            9,912
                                                                                             --           ------
Cash used in operating activities                                                            --       (1,133,488)

Investing activity
    Property and equipment additions                                                         --          (87,956)
    Prepaid expenses and deposits                                                            --          (34,773)

Financing activity
    Proceeds on stock sales for cash                                                         --          957,635
    Proceeds on stock issuance for property                                                  --          280,800

Effect of foreign exchange on cash                                                           --           46,153
                                                                                             --          -------

Increase in cash                                                                             --           28,371

Cash, beginning of period                                                                    --           18,170
                                                                                             --          -------

Cash, end of period                                                                         $--         $ 46,541
                                                                                            ===         ========


Supplemental Information:

Interest and taxes paid                                                                      --               --
Non-cash investing and financing activities
    Forgiveness of debt (Note 4)                                                            $--       $3,990,470





                        The accompanying notes are an integral part of these consolidated financial statements.

                                 BLUE INDUSTRIES, INC.
                      (formerly Burrard Technologies, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Unaudited - Amounts expressed in US dollars)


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

In accordance with provisions governing the accounting for reverse acquisitions (Note 2), the values presented as at December 31, 2001 and for the three- and six month periods ended June 30, 2001 are those of Technocall S.A.

To December 31, 2001 the Company was considered to be in the development stage and presented its financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". During the period from Technocall's inception in 1992 to September 2001, Technocall was inactive. Total expenses during this period were $31,070. With the acquisition of assets in September 2001 (Note 4), the Company entered the development stage. Total expenses incurred while the Company was in the development stage were $77,693. The Company emerged from the development stage as it commenced commercial product sales in the first quarter of 2002.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. These interim financial statements should be read in conjunction with the Company's audited financial statements for the years ended December 31, 2001 and 2000 which are included in the Company's Annual Report on Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

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

                              BLUE INDUSTRIES, INC.
                      (formerly Burrard Technologies, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Unaudited - Amounts expressed in US dollars)


2.     Recapitalization (continued)

Immediately prior to the acquisition of Technocall, two stockholders of the Company surrendered 7,125,000 common shares to the Company for cancellation. No consideration was paid on redemption of these shares.

Unaudited Pro-forma net loss and loss per share for the three- and six month periods ended June 30, 2001 assuming the transaction had been completed on January 1, 2001 is as follows:

                                       Periods ended June 30, 2001
                                    Three Months          Six Months
       Net loss for the period          $1,365               $15,887
       Loss per share                     $.00                  $.00

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

During the six months ended June 30, 2002, the Company purchased substantially all of its parts and supplies from two principal suppliers, one of whom was a principal stockholder of the Company until June 21, 2002.

6.     Related Party Transactions

ATD Parts and Supplies Purchase. In February 2002, the Company ordered 26,128 liters of a proprietary activated carbon filtration product from Advanced Technologies Development, Inc. ("ATD"), the European marketing arm of Cartis, Inc., the manufacturer of the product. The contract purchase price was $1,175,670 and the product was initially scheduled for delivery between June and September of this year.

                               BLUE INDUSTRIES, INC.
                      (formerly Burrard Technologies, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited - Amounts expressed in US dollars)


6.     Related Party Transactions (continued)

In February 2002, our company ordered $1,175,670 in parts from Advanced Technologies Development Co. In May 2002, the Company, ATD and certain of ATD's creditors negotiated a triangular agreement where the Company issued 500,000 shares of common stock to an affiliate of ATD and 9,257,489 shares of common stock to six creditors of ATD. Under the triangular agreement, these stock issuances constitute payment in full of the purchase price due under the February order. Three of the Company's directors were creditors of ATD who participated in the foregoing transaction and received shares of common stock in connection therewith. The number of shares received by persons who are affiliates of the Company, or beneficial owners of more than 5% of the Company's common stock on the date of this report, is summarized below:

       Fernand Leloroux, an officer and director of the Company                           2,538,400 shares
       Cyril Heitzler, an officer and director of the Company                             2,538,400 shares
       Bernard Bouverot, a director of the Company                                          500,000 shares
       Famoya Holdings BV, a 9.08% beneficial owner                                       2,538,400 shares
       Herve Gallion, an affiliate of ATD and 7.30% beneficial owner                        542,289 shares

At June 30, 2002, ATD had delivered its first shipment of 2,640 liters of the Cartis product to the Company. The balance is scheduled for delivery during the third and fourth quarters of this year.

At the time of the initial order and the triangular agreement, ATD was the owner of 3,800,000 shares, or 21.51%, of the Company's outstanding common stock. While ATD subsequently divested the bulk of its ownership in the Company, the financial statements only account for the $280,800 in products that were actually received by the Company prior to June 30, 2002. The unshipped balance will be accounted for when received.

7.     Share Capital

   (a) In March 2002, the Company's stockholders approved a change to the Company's authorized share capital to increase the authorized common stock from 25 million shares to 50 million shares (par value of $0.001 per share) and to authorize the creation of 100 million shares of preferred stock (par value of $0.001 per share).

   (b) In May 2002, the Company issued 9,757,489 shares of common stock in payment of a $1,175,760 purchase order. Commitment. Since the vendor was an affiliate of the Company at the time of the transaction, the capital accounts only reflect the $280,800 in products that were actually received by the Company prior to June 30, 2002. The unshipped balance will be accounted for when received.

   (c) There were no options or warrants to acquire stock of the Company outstanding at December 31, 2001 or June 30, 2002.

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

                                BLUE INDUSTRIES, INC.
                      (formerly Burrard Technologies, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Unaudited - Amounts expressed in US dollars)


8.     Revenue Recognition (continued)

During the three- and six- month periods ended June 30, 2002, the Company recognized sales and consulting revenue from three customers.

Revenue sources by geographic region were as follows:

                               Periods ended June 30, 2002
                           Three Months          Six Months

China                                             $371,141
Middle East                   $1,352              $495,891
Total                         $1,352              $867,032


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

                                 BLUE INDUSTRIES, INC.
                      (formerly Burrard Technologies, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Unaudited - Amounts expressed in US dollars)


10.    Subsequent Events

In August 2002, the Company borrowed $600,000 from Famoya Holdings BV, the beneficial owner of 9.08% of the Company's issued and outstanding common stock. The debt is evidenced by an unsecured promissory note due November 30, 2002, which bears interest at the rate of 7.5% per annum. The note further provides that Famoya will be entitled to receive 150,000 shares of the Company's common stock, valued at $0.10 per share, as additional interest. If the note is not repaid in a timely manner, Famoya Holdings will have the right to convert the entire unpaid balance due on the note into shares of the Company's common stock at a price of $.10 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

       This Management's Discussion and Analysis contains forward-looking statements. The words "may," "will," "expect," "believe," "plan," "intend," "anticipate," "estimate," "continue," and similar expressions, as well as discussions of our strategy and pending transactions, are intended to identify forward-looking statements. You should be aware that these "forward-looking" statements are subject to a number of risks, assumptions and uncertainties, such as:

o changes in business and competitive conditions in the water treatment and purification industries, and our ability to react to these changes;

o our ability to continue to purchase sufficient raw materials and components on terms favorable to us;

o our ability to establish suitable facilities for the assembly, testing and distribution of our water treatment and purification products;

o our ability to develop a cost effective distribution network for our water treatment and purification products;

o the anticipated benefits of our industry contacts and strategic relationships;

o political and economic events and conditions in China , the Middle East and other geographic markets in which we operate;

o the results of our intended diversification into related industries (such as agricultural and waste water treatment products) and other geographic regions;

o our status as an early-stage company with an evolving and unpredictable business model;

o      our relatively small number of current suppliers and customers;

o      our anticipated rise in operating expenses;

o the concentration of a significant portion of our product distribution to a few large customers;

o the highly competitive and constantly changing nature of the water treatment and purification industries;

o      our ability to satisfy our future capital requirements;

o      our ability to react to market opportunities;

o      the increased overhead expense assumed by us as a U.S. public company;

o      our need for additional qualified management personnel;

o complex regulations that apply to our operations in China, the Middle East and elsewhere;

o changes in interest rates, foreign currency fluctuations and capital market conditions, particularly those that may affect the availability of credit for our products; and

o other factors including those detailed under the heading "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2001.

       This list is only an example of some of the risks that may affect these forward-looking statements. If any of these risks or uncertainties materialize (of if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements.

       You should not unduly rely on these forward-looking statements, which speak only as of the date of this filing. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this filing or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the forward-looking statements set forth in this Report. You should read the following discussion with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2001.

History of our company

       We were incorporated under the name "Burrard Technologies, Inc." under the laws of the State of Nevada on April 5, 2000, as a development stage corporation. Our initial business operations concentrated developing and marketing an Internet domain name registration service business that would allow Internet users to register Internet domain names using the Chinese language and Chinese characters.

       On December 4, 2001, we agreed to purchase 100% of the outstanding common stock of Technocall SA, a Swiss corporation. The Technocall acquisition was completed on December 18, 2001 when we issued a total of 7,600,000 shares of our stock to the former stockholders of Technocall and Technocall became our wholly owned subsidiary. Concurrently, two of our former principal stockholders surrendered a total of 7,125,000 shares of our common stock for cancellation.

       In March and April of 2002, we issued 534,765 shares of common stock in private placement transactions that resulted in gross cash proceeds of $957,635. In May 2002, we issued 9,757,489 additional shares for the purchase of raw materials valued at $1,175,760. At the date of this report, we have 27,954,254 shares of common stock issued and outstanding.

       In connection with the Technocall acquisition, we changed our name from Burrard Technologies, Inc. to Blue Industries, Inc. We have accounted for the Technocall acquisition using the purchase method of accounting as applicable to reverse acquisitions. As a result, our financial statements reflect the financial condition, results of operations and cash flows of Technocall for all periods prior to December 18, 2001.

Overview of our business

       We manufacture and distribute small capacity water treatment and purification products that typically process between 1,500 and 15,000 gallons of water per day. Our products are modular devices that can be used separately or in combination to satisfy a wide variety of water treatment and purification requirements for customers in both less developed countries and industrialized nations. Our product catalog includes:

o Clarification products that remove suspended contaminants from waste-water streams or open sources such as rivers, streams, lakes and ponds;

o Purification products that remove dissolved contaminants from water that originates in closed sources such as wells and springs;

o Disinfection products that eliminate residual microbiological contamination; and

o Conservation and storage products that insure a safe supply of purified drinking water.

       Since our products are modular devices and our customers have different needs, the configuration of our water treatment and purification installations varies significantly. For example:

o In Africa, our clarification, purification, disinfection and conservation products are being used to produce clean drinking water from rivers and other open sources. Our technologies remove suspended particulates, chemical pollutants and bacterial contamination and provide small villages with a safe and reliable supply of clean drinking water.

o In China, our purification, disinfection and conservation products are being used to provide safe drinking water to small villages and towns that previously pumped their drinking water from shallow wells suffered from chronic groundwater pollution problems. Our technologies remove chemical pollutants and bacterial contamination from ground water and provide small villages with a safe and reliable supply of clean drinking water.

o In Thailand our disinfection products are being used to process hatchery water for shrimp producers. Since this combination of technologies eliminates bacterial contamination and permits higher population densities, shrimp producers who use our products report production increases of up to 35%.

       Our products are not intended for use in large population centers that require extensive water treatment and purification facilities. Rather, they are designed to meet the variable needs of the small villages and towns that are home to approximately two-thirds of the world's population.

Business development plan

       We were a development stage company until the first quarter of 2002. As a result, we had no operating revenue during the year ended December 31, 2001. While we began selling products in the first quarter of 2002, we expect to encounter significant fluctuations in our results of operations as we implement our business development plan. The principal elements of our business development plan include:


------------------------------------------------------------ ---------------------------------------------------------
Installing water treatment facilities in our initial         During the first six months of 2002 we established
target markets for the purpose of conducting commercial      demonstration facilities in China, Saudi Arabia, Egypt,
beta tests under a variety of conditions and establishing    the Ivory Coast and Thailand. These beta facilities
the value and utility of our products.                       generated $340,233 in revenue from product sales.
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
Developing marketing alliances with local partners in our    During the first six months of 2002, we entered into
initial target markets.                                      marketing alliances with local partners in China, Saudi
                                                             Arabia, Egypt, the Ivory Coast and Thailand. These
                                                             local partners are presently marketing our products and
                                                             have developed a significant backlog of unfilled orders.
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
Developing relationships with suppliers of the raw           During the first six months of 2002, we entered into a
materials and components used in our water treatment and     number of long-term contracts with suppliers of the raw
purification products.                                       materials and components that are required for the
                                                             large-scale manufacturing of our products. We expect
                                                             our supply chain to be fully operational by the end of
                                                             the third quarter.
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
Developing facilities for the assembly and distribution of   During the first six months of 2002, we established an
our water treatment and purification products.               assembly facility in Pringy, France and negotiated a
                                                             facilities agreement with our partner in Bangkok,
                                                             Thailand. We believe our Pringy facility will be fully
                                                             operational in mid-September and our Bangkok facility
                                                             will be operational by the end of the fourth quarter.
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
Establishing in-house laboratory and testing facilities.     During the first six months of 2002, we established an
                                                             in-house laboratory and testing facility in Pringy,
                                                             France that will enable us to custom design water
                                                             treatment systems for specific needs and conduct
                                                             ongoing quality control monitoring of our installed
                                                             base.
------------------------------------------------------------ ---------------------------------------------------------


       At the date of this report, our order backlog includes:

o      $15,000,000 in purchase commitments from the China Ministry of Health;

o      $823, 000 in purchase commitments from our marketing partner in Thailand;
        and

o      $500,000 in purchase commitments from our marketing partner in Africa.

       Our shipments to China are scheduled to commence in October 2002 and be completed within 18 months.

     We currently have 13 full and part-time employees, including our two executive officers. Two of these employees devote the bulk of their time to administrative matters, four are principally engaged in marketing, three are principally engaged in manufacturing and testing and two are principally engaged in research and development. To the extent we have adequate working capital, we expect to increase our full and part-time staff to approximately 17 employees by the end of 2002. Specifically, we expect to retain:

o two additional marketing specialists who will work out of our Pringy office.

o two additional technical research specialists who will work out of our Pringy laboratory.

o two additional manufacturing employees who will work in our Pringy manufacturing facility.

                            RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH
PERIODS ENDED JUNE 30, 2002.

     Our company's business is not yet mature. We undergoing rapid change as we implement the business development plan described above. The process of establishing the utility of our products, expanding our marketing activities, developing reliable a reliable supply chain, preparing for the commercial manufacturing of our products, commencing commercial production and ultimately attaining a stabilized revenue and expense stream will not occur on fixed time schedule. Therefore, we believe that quarter-to-quarter and year-to-year comparisons of raw financial data will be of limited utility as we transition out of the development stage.

                                                        Three Months          Three Months             Six Months
                                                        Ended 3/31/02         Ended 6/30/02           Ended 6/30/02

Sales (returns)                                            $391,681              ($51,488)                $340,229
Cost of sales                                               341,557                15,406                  356,963
                                                           --------               -------                 --------
Gross profit                                                 50,124               (66,854)                 (16,730)

Consulting revenue                                          475,351                52,800                  528,151
                                                           --------               -------                 --------
                                                            525,475               (14,054)                 511,421

General and administration                                  360,290               562,074                  922,364
Marketing                                                     5,160                20,183                   25,343
Depreciation                                                  7,682                 8,730                   16,412
Research and development                                     41,856                 4,033                   45,889
                                                            -------                ------                  -------

Total expenses                                              414,988               595,020                1,010,008
                                                           --------              --------               ----------

Net income (loss)                                           $82,865             ($581,065)               ($498,740)

Net income (loss) per share                                 $.00                 ($.03)                      ($.03)


Revenue

       Revenue for the six months ended June 30, 2002 included $340,233 in product sales and $528,151 in consulting fees. The bulk of these revenues were generated during the first three months of the year when we were establishing demonstration facilities in China, Saudi Arabia, Egypt, the Ivory Coast and Thailand.

       We expect our revenue from consulting fees to decline as we move from demonstration and testing to full commercial production. While we expect to generate some consulting revenue in the future, we expect the bulk of our operating revenue will be derived from the sale of our water treatment and purification products.

       We expect our revenues to relatively remain low through the third quarter of 2002. Thereafter, we expect our revenues to increase significantly during the fourth quarter as we begin shipping products under our contract with the China Ministry of Health. When our Bangkok manufacturing facility becomes operational during the first quarter of 2003, we expect another significant revenue increase.

Operating expenses

       Our general and administrative expenses were $922,364 for the six months ended June 30, 2002. At the date of this report, our general and administrative expenses are approximately $180,000 per month. We do expect these expenses to increase significantly when our Pringy and Bangkok facilities become operational.

       Our marketing expenses were $25,343 for the six months ended June 30, 2002. We expect our marketing expenses to increase to approximately $15,000 per month when we hire the necessary marketing employees.

       Our research and development expenses were $45,889 for the six months ended June 30, 2002. At the date of this report, our research and development expenses are approximately $5,000 per month. We expect our research and development expenses to stabilize at approximately $15,000 per month when our laboratory is operational.

Net income (loss)

       We incurred a net loss of approximately $498,740 for the six months ended June 30, 2002, including a net loss of approximately $581,065 for the three months ended June 30, 2002. While we expect to incur a net loss of similar magnitude during the current quarter, we expect to generate a modest operating profit in the fourth quarter.

           LIQUIDITY AND CAPITAL RESOURCES AT JUNE 30, 2002.

                         March 31, 2002               June 30, 2002
                          (unaudited)                   unaudited)

Current assets              $1,834,513,                $1,633,946

Total Assets                 $2,011,012                $1,830,629

Current liabilities            $680,691                  $661,565

Stockholders equity          $1,249,501                $1,169,064


       We had $80,216 in cash and $1,153,882 in working capital at March 31, 2002. During the period ended June 30, 2002, our cash balance decreased to $46,541 and our reported working capital balance decreased to $972,381. It should be noted, however, that the reported working capital does not include $894,960 in pre-paid parts and supplies purchases that will be shipped to us during the third and fourth quarters of this year.

       In August 2002, we borrowed $600,000 from Famoya Holdings BV, a principal stockholder of our company. The debt is evidenced by an unsecured promissory note due November 30, 2002, which bears interest at the rate of 7.5% per annum. The note further provides that Famoya will be entitled to receive 150,000 shares of our common stock, valued at $0.10 per share, as additional interest. If the note is not repaid in a timely manner, Famoya Holdings will have the right to convert the entire unpaid balance due on the note into shares of our common stock at a price of $.10 per share. At the date of this report, we believe our available resources will be adequate for our anticipated needs until our Pringy facility becomes fully operational. Since all of our purchase contracts are secured by appropriate letters of credit, we believe sufficient bank financing should be available once we begin product shipments.

       We will probably need additional financing to maintain or grow our business. Our inventory purchases generally require full payment for the products prior to delivery. The ability to grow the business and acquire additional inventory is dependent upon increasing our working capital resources. We have no assurances that we will be able to increase our working capital in the near term or at all. To the extent we are unable to secure additional working capital in the near term, we could face difficulties continuing as a going concern.

       We intend to seek additional financing through the issuance of debt, equity, other securities or a combination thereof. In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source. As of the date of this Report, we do not have any financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party. If we raise capital by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of our common shareholders.

       Although we believe that our cash from operations and cash on hand will be sufficient to permit us to continue as a going concern until at least June 30, 2003, no assurances can be given that this will prove accurate or that our expenses will not increase faster than expected. In this regard, we note that by becoming a public company under the Exchange Act, we have incurred, and expect to continue to incur, significant additional costs not previously borne by us. There can be no assurances that we will be able to obtain additional financing on terms that are acceptable to us. Our inability to obtain additional acceptable financing would likely have a significant negative impact on our operations or growth plans.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              NONE

ITEM 2.       CHANGES IN SECURITIES

Purchase of supplies from ATD

In February 2002, our company ordered $1,175,670 in parts from Advanced Technologies Development Co. Ltd. a Gibraltar company. In May 2002, our company, ATD and certain of ATD's creditors negotiated a triangular agreement where our company issued 500,000 shares of common stock to an affiliate of ATD and 9,257,489 shares of common stock to six creditors of ATD in full payment of the amount due under the February purchase order. Three of our company's directors were creditors of ATD who participated in the foregoing transaction and received shares of our common stock in connection therewith. The number of shares received by persons who are affiliates of our company, or beneficial owners of more than 5% of our company's common stock on the date of this report, is summarized below:



       Fernand Leloroux, an officer and director of our company                           2,538,400 shares
       Cyril Heitzler, an officer and director of our company                             2,538,400 shares
       Bernard Bouverot, a director of our company                                          500,000 shares
       Famoya Holdings BV, a 9.08% beneficial owner                                       2,538,400 shares
       Herve Gallion, an affiliate of ATD and 7.30% beneficial owner                        542,289 shares
                                                                                           --------
          Total                                                                           6,119,089 shares
                                                                                          =========

We have been advised that ATD conducted the distribution to non-U.S. persons in reliance on the exemption from registration set forth in Securities and Exchange Commission Regulation S. Each sale was an offshore transaction that involved an existing creditor of ATD. There were no efforts to sell the shares to persons other than the creditors of ATD. Each purchaser certified that he or she: (a) is not a U.S. person; (b) will not resell the purchased shares unless the resale is made in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration; (c) will not engage in hedging transactions with regard to the shares; and (d) understands that our company will refuse to register any transfer of the shares not in compliance with the requirements of applicable law. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate access to sufficient information about our company to make an informed investment decision. All certificates issued to non-US persons bear an appropriate restrictive legend.

Distribution of shares by ATD

We have been advised that on June 21, 2002, ATD closed an internal reorganization transaction where it exchanged 3,536,971 shares of our common stock for certain shares of Cartis, Inc. that were owned by others. In connection with this transaction, ATD distributed shares of the Company's common stock to a total of 102 non-US persons and 5 US residents. The number of shares received by persons who are beneficial owners of more than 5% of the Company's common stock on the date of this report is summarized below:

       Christophe Giovannetti, a 7.72% beneficial owner         71,543 shares
       Herve Gallion, a 7.30% beneficial owner               1,234,511 shares
                                                             ---------
          Total                                              1,306,054 shares
                                                             =========

We have been advised that ATD conducted the distribution to 5 U.S. persons in reliance on the exemption from registration set forth in Section 4(2) of the Act. Each purchaser was an accredited investor and current stockholder of Cartis, Inc. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate access to sufficient information about our company to make an informed investment decision. ATD did not engage in general solicitation with respect to the distribution. All certificates issued to US persons bear an appropriate restrictive legend.

We have been advised that ATD conducted the distribution to non-U.S. persons in reliance on the exemption from registration set forth in Securities and Exchange Commission Regulation S. Each sale was an offshore transaction that involved an existing creditor of ATD. There were no efforts to sell the shares to persons other than the creditors of ATD. Each purchaser certified that he or she: (a) is not a U.S. person; (b) will not resell the purchased shares unless the resale is made in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration; (c) will not engage in hedging transactions with regard to the shares; and (d) understands that our company will refuse to register any transfer of the shares not in compliance with the requirements of applicable law. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate access to sufficient information about our company to make an informed investment decision. All certificates issued to non-US persons bear an appropriate restrictive legend.

Sale of note that will become convertible on default

In August 2002, we borrowed $600,000 from Famoya Holdings BV, a principal stockholder of our company. The debt is evidenced by an unsecured promissory note due November 30, 2002, which bears interest at the rate of 7.5% per annum. The note further provides that Famoya will be entitled to receive 150,000 shares of common stock, valued at $0.10 per share, as additional interest. If the note is not repaid in a timely manner, Famoya Holdings will have the right to convert the entire unpaid balance due on the note into common stock at a price of $.10 per share. We effected the Famoya transaction in reliance on the exemption from registration set forth in Regulation S.

ITEM 3.       DEFAULTS ON SENIOR SECURITIES

              NONE

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              NONE

ITEM 5.       OTHER INFORMATION

              NONE

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     EXHIBITS

99.1 Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code
99.2 Statement of Principal Accounting Officer Pursuant to Section1350 of Title 18 of the United States Code
(b)    REPORTS ON FORM 8-K NONE


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BLUE  INDUSTRIES  INC.

                                            /s/ Fernand Leloroux
                                      ----------------------------------------
                                        Fernand Leloroux, President
                                            Dated: August 21, 2002