Form 10QSB
period 2002-09-30
BLUE INDUSTRIES INC
filed 2002-11-19
CIK 1126752

1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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



                               340 RUE DE LA GARE
                               FRANCE 74370 PRINGY
                    (Address of principal executive offices)


                             (011) 33 4 50 66 98 61
               (Issuer's telephone number, including country code)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,730,172 shares of Common Stock as of November 12, 2002 (gives effect to a 1 for 20 reverse stock split that was implemented on October 28, 2002).

  Transitional Small Business Disclosure Format (check one):   Yes [  ]   No [X]

                                TABLE OF CONTENTS




PART I  FINANCIAL INFORMATION                                                                          PAGE

ITEM 1  Financial Statements

        Consolidated Balance Sheets as of September 30, 2002 and
            December 31, 2001                                                                            3

        Consolidated Statements of Operations for the three- and nine-month periods
            ended September 30, 2001 and 2002                                                            4

        Consolidated Statements of Cash Flow for the nine-month periods
            ended September 30, 2001 and 2002                                                            5

        Notes to Financial Statements                                                                    6

ITEM 2  Management's Discussion and Analysis of
            Financial Condition and Plan of Operations                                                  11

PART II OTHER INFORMATION                                                                               16

        SIGNATURES                                                                                      17


                              BLUE INDUSTRIES, INC.
                      (formerly Burrard Technologies, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                        (Amounts expressed in US dollars)


                                                                  September 30, 2002         December 31, 2001
ASSETS                                                                (Unaudited)                (Audited)
Current Assets:
Cash                                                                     $ 58,600                  $ 18,280
Pre-payments                                                                  883                     2,409
Trade accounts receivable, net                                             34,847
Other accounts receivable, net                                             12,555
Stock subscriptions receivable                                            179,000
Parts and supplies (Notes 5 and 6)                                      1,354,545                   334,462
                                                                       ----------                  --------
                                                                        1,640,430                   355,151

Deposits                                                                   40,012
Property and equipment (Note 5)                                           172,570                    76,070
Patents and software (Note 5)                                              12,475                    13,405
                                                                          -------                   -------
                                                                          225,057                    89,475
                                                                         --------                   -------


Total Assets                                                           $1,865,487                  $444,626
                                                                       ==========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities                                  443,684                    73,823
Due to former officer (Note 3)                                             66,088                    56,176
Advances on stock subscriptions                                            43,643
Stockholder's loan (Note 4)                                               500,000
Note payable (Note 5)                                                          --                 4,255,660
                                                                               --                 ---------
Total liabilities                                                       1,053,445                 4,385,659

Stockholders' Equity (Deficit) Common Stock, $.001 par value (Notes 6 and 7)
Common stock, $0.001 par value:
    50,000,000 shares authorized,
    17,662,000 shares outstanding at December 31, 2001; and
    33,120,920 shares outstanding at September 30, 2002                    33,121                    17,662

Preferred stock, $0.001 par value:
    100,000,000 shares authorized,
     no shares outstanding at December 31, 2001; and
    no shares outstanding at September 30, 2002                                --                        --
Additional paid-in capital (Deficit)                                    1,690,103                (3,853,343)
Accumulated other comprehensive income
    foreign exchange translation                                          198,142                     3,411
    Retained earnings (deficit)                                        (1,109,294)                 (108,763)
                                                                      ------------                ----------


Total stockholders' equity (Deficit)                                      812,072                (3,941,033)
                                                                         --------                -----------

Total Liabilities and Stockholders' Equity (Deficit)                   $1,865,487                  $444,626
                                                                       ==========                  ========


                        The accompanying notes are an integral part of these consolidated financial statements.

                              BLUE INDUSTRIES, INC.
                      (formerly Burrard Technologies, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Unaudited - Amounts expressed in US dollars)


                                                        Three-Months                         Nine-Months
                                                     Ended September 30,                  Ended September 30,
                                                   2001              2002               2001              2002
                                                (Unaudited)      (Unaudited)           (Unaudited)   (Unaudited)

Sales                                                              $ 15,700                            $ 355,933
Cost of sales                                                        56,360                              413,323
                                                                    -------                             --------
Gross profit                                                        (40,660)                             (57,390)

Consulting revenue                                                    7,650                              535,801
                                                                     ------                             --------
                                                                    (33,010)                             478,411

Expenses
General and administration                                          294,628                            1,216,992
Communications and marketing                                           (936)                              24,407
Research and development                                            145,042                              190,931
Depreciation                                                          9,574                               25,986
                                                                     ------                              -------
Total expenses                                                      448,308                            1,458,316
                                                                   --------                           ----------

Income from operations                                            ( 481,318)                            (979,905)
                                                                  ----------                           ----------

Interest expense                                                    (23,144)                             (23,144)
Other income                                                          2,871                                2,871

Income taxes                                                           (200)                                (353)
                                                                      ------                               ------


Net income (loss) for the period                                  ($501,791)                         ($1,000,531)
                                                                  ----------                         ------------

Earnings per share - basic and diluted                             ($.02)                               ($.04)

Weighted average shares outstanding                              29,050,300                           22,795,200




                        The accompanying notes are an integral part of these consolidated financial statements.

                              BLUE INDUSTRIES, INC.
                      (formerly Burrard Technologies, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  (Unaudited - Amounts expressed in US dollars)



                                                                                    Nine-Months Ended September 30,
                                                                                        2001              2002
                                                                                     (Unaudited)       (Unaudited)
Cash provided by (used in)

Operating activities

    Net income for the period                                                               $--      ($1,000,531)
    Adjustments to reconcile net income to cash used in operating activities
       Depreciation                                                                          --           25,986
       Deferred income taxes
    (Increase) decrease in assets
       Accounts receivable                                                                   --          (47,402)
       Pre-payments                                                                                        1,526
       Parts and supplies                                                                    --       (1,020,083)
    Increase (decrease) in liabilities
       Accounts payable and accrued liabilities                                              --          369,861
       Due to related party                                                                  --            9,912
                                                                                             --           ------
Cash used in operating activities                                                            --       (1,660,731)

Investing activities
    Property and equipment additions                                                         --         (120,475)
    Prepaid expenses and deposits                                                            --          (40,012)
    Patents and software                                                                                  (1,081)
                                                                                                         --------
Cash used in investing activities                                                            --         (161,568)

Financing activities
    Proceeds of shareholder's loan                                                                       500,000
    Proceeds on stock sales for cash                                                         --        1,270,635
    Proceeds on stock issuance for property                                                  --          118,800
    Proceeds from advances on stock subscriptions                                                         43,643
                                                                                                         -------

Cash provided by financing activities                                                        --        1,933,078

Effect of foreign exchange on cash                                                           --          (70,459)
                                                                                             --         ---------

Increase in cash                                                                             --           40,320

Cash, beginning of period                                                                    --           18,280
                                                                                             --          -------

Cash, end of period                                                                         $--         $ 58,600
                                                                                            ===         ========


Supplemental Information:

Interest and taxes paid                                                                      --               --

Non-cash investing and financing activities
    Forgiveness of debt (Note 4)                                                            $--       $3,990,470


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

                              BLUE INDUSTRIES, INC.
                      (formerly Burrard Technologies, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Unaudited - Amounts expressed in US dollars)

1.     Nature of Business and Basis of Presentation

The Company was incorporated in Nevada on April 5, 2000 as Burrard Technologies, Inc. ("Burrard"), and was originally engaged in software development. During 2001, the Company discontinued its' software development activities and became inactive until December 18, 2001 when it acquired all the issued and outstanding shares of Technocall SA ("Technocall"), a Swiss company (Note 2). Technocall was inactive until September 2001 when it acquired all the assets (including parts and supplies, machinery and equipment and computer software) comprising the Blue Industries water treatment system. On April 2, 2002, the Company changed its name to Blue Industries Inc.

The Company manufactures and distributes small capacity water treatment and purification products that typically process between 1,500 and 15,000 gallons of water per day. The Company's products are modular devices that can be used separately or in combination to satisfy a wide variety of water treatment and purification requirements for customers in both less developed countries and industrialized nations.

In accordance with provisions governing the accounting for reverse acquisitions (Note 2), the values presented as at December 31, 2001 and for the three- and nine-month periods ended September 30, 2001 are those of Technocall.

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

The interim financial statements included herein, presented in accordance with generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. These interim financial statements should be read in conjunction with the Company's audited financial statements for the years ended December 31, 2001 and 2000 which are included in the Company's Annual Report on Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

2.     Recapitalization

On December 18, 2001, the Company acquired all the issued and outstanding shares of Technocall in exchange for 7.6 million shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of Technocall controlled approximately 43% of the Company's common stock upon conclusion of the transaction, representatives of Technocall are now the Company's sole directors and officers and the continuing business is that of Technocall. Under reverse acquisition accounting, the post-acquisition entity is accounted for as a recapitalization of Technocall. A distribution of $62,068 was recorded in connection with the common stock issued by the Company for the acquisition of Technocall in respect of the carrying value of the Company's net liabilities (consisting primarily of accounts payable and amounts due to a stockholder) at the acquisition date.

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

Unaudited Pro-forma net loss and loss per share for the three- and nine-month periods ended September 30, 2001 assuming the transaction had been completed on January 1, 2001 is as follows:

                                     Periods ended September 30, 2001
                                     Three months          Nine months
       Net loss for the period               --               $15,887
       Loss per share                      $.00                  $.00

3. Due to former officer

An aggregate of $66,088 due to a former director and officer of the Company is unsecured, non-interest bearing and due on demand.


4.     Stockholder's loan

On June 25, 2002, Famoya Holdings BV, a principal stockholder of the Company, agreed to loan the Company up to $600,000 under a five month loan facility. The interest charges associated with this loan facility are calculated at the rate of 2% per month on the outstanding principal balance. Three-quarters of the interest charges are payable in cash and one-quarter of the interest charges are payable in shares of the Company's post-reverse split common stock at a deemed value of $2 per share. At September 30, 2002, the outstanding principal balance of the loan facility was $500,000. Principal and interest are payable in full on November 30, 2002. If amounts due under the loan facility are not repaid in a timely manner, Famoya Holdings will have the right to convert the entire unpaid balance into shares of the Company's common stock at a price of $2 per share.

5.     Acquisition of Water Treatment Technology and Related Assets

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

During the nine months ended September 30, 2002, the Company purchased substantially all of its parts and supplies from two principal suppliers, one of whom was a principal stockholder of the Company until June 21, 2002.

7.     Related Party Transactions

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



At September 30, 2002, ATD had delivered its first shipment of 2,640 liters of the Cartis product to the Company. The balance is scheduled for delivery during the third and fourth quarters of this year.

At the time of the initial order and the triangular agreement, ATD was the owner of 3,800,000 shares, or 21.51%, of the Company's outstanding common stock. While ATD subsequently divested the bulk of its ownership in the Company, the financial statements only account for the products that were actually received by the Company prior to September 30, 2002. The unshipped balance will be accounted for when received.

8.     Share Capital

   (a) In March 2002, the Company's stockholders approved a change to the Company's authorized share capital to increase the authorized common stock from 25 million shares to 50 million shares (par value of $0.001 per share) and to authorize the creation of 100 million shares of preferred stock (par value of $0.001 per share).

   (b) In May 2002, the Company issued 9,757,489 shares of common stock in payment of a $1,175,760 purchase order. Commitment. Since the vendor was an affiliate of the Company at the time of the transaction, the capital accounts only reflect the products that were actually received by the Company prior to September 30, 2002. The unshipped balance will be accounted for when received.

                              BLUE INDUSTRIES, INC.
                      (formerly Burrard Technologies, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Unaudited - Amounts expressed in US dollars)

8.              Share Capital (continued)

(c) On September 18, 2002, seven consenting stockholders who collectively own 53.57% of the Company's common stock executed written consents to approve:

i. An amendment to the Company's Articles of incorporation that implemented a 1 share for 20 reverse stock split effective October 28, 2002;

ii. An amendment to the Company's Articles of incorporation that changed the authorized capitalization of the company to 50,000,000 shares of $.0001 par value common stock, 10,000,000 shares of $.0001 par value preferred stock.

iii. The adoption of an incentive stock plan for the Company's employees.

   (d) There were no options or warrants to acquire stock of the Company outstanding at December 31, 2001 or September 30, 2002.

9.     Revenue Recognition

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

Consulting fee revenue is recognized as it is earned. Cost of revenue includes shipping and related delivery costs. During the three- and nine- month periods ended September 30, 2002, the Company recognized sales and consulting revenue from four customers. Revenue sources by geographic region were as follows:

                              Periods ended September 30, 2002
                             Three months          Nine months
       China                        --                372,493
       Middle East                  --                495,891
       Africa                  $15,700                $15,700
       Thailand                 $7,650                 $7,650
                               -------                -------
       Total                   $23,350               $891,734



10.    New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") finalized SFAS Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling of interests method of accounting for business combinations initiated after September 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after September 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

                              BLUE INDUSTRIES, INC.
                      (formerly Burrard Technologies, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Unaudited - Amounts expressed in US dollars)

10.    New Accounting Pronouncements (continued)

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test nine months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

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

History of our company

       We were incorporated in Nevada as "Burrard Technologies, Inc." on April 5, 2000. Our initial business operations concentrated developing and marketing an Internet domain name registration service business that would allow Internet users to register Internet domain names using the Chinese language and Chinese characters. During 2001, we discontinued our software development activities and became inactive.

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

       In March and April of 2002, we issued 534,765 shares of common stock in private placement transactions that resulted in gross cash proceeds of $957,635. In May 2002, we issued 9,757,489 additional shares for the purchase of raw materials valued at $1,175,760. In September 2002, we issued 5,166,666 shares of common stock in private placement transactions that resulted in gross cash proceeds of $330,000. At September 30, 2002, we had 32,120,920 shares of common stock issued and outstanding.

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

Business development plan

       We were a development stage company until the first quarter of 2002. As a result, we had no operating revenue during the year ended December 31, 2001. While we began selling products in the first quarter of 2002, we expect to encounter significant fluctuations in our results of operations as we implement our business development plan. Our principal business accomplishments during the first nine months of 2002 include:

Installing water treatment facilities in our initial         We installed demonstration facilities in China, the
target markets for the purpose of testing system             Middle East, Africa and Thailand. Our demonstration and
performance under a variety of conditions and establishing   testing activities generated $355,933 in product sales
the value and utility of our products.                       and an additional $413,323 in consulting revenue.


Developing marketing alliances with local partners in our    We negotiated regional marketing alliances with local
initial target markets.                                      partners in China, the Middle East, Africa and
                                                             Thailand. To date, our local partners have generated a
                                                             $16 million backlog of unfilled orders.


Developing relationships with suppliers of the raw           We negotiated supply chain relationships with the
materials and components used in our water treatment and     manufacturers of the components and consumables that
purification products.                                       are incorporated in our water treatment systems.

Developing facilities for the assembly and distribution of   We established an assembly facility in Pringy, France;
our water treatment and purification products.               negotiated an assembly facilities agreement with our
                                                             Thai partner; and opened negotiations for a proposed a
                                                             manufacturing joint venture with our Chinese partners.


                                                             Our Pringy facility is fully operational at the date of
                                                             this report. We expect to commence assembly operations
                                                             in Thailand by the end of the fourth quarter and hope
                                                             to commence assembly operations in China during the
                                                             first quarter of 2003.

Establishing in-house laboratory and testing facilities.     We established a laboratory and testing facility in
                                                             Pringy that will allow us to design custom water
                                                             treatment solutions for specific needs and conduct
                                                             ongoing quality control monitoring of our installed
                                                             base.


       At the date of this report, our order backlog includes:

o    $15,000,000 in purchase commitments from the China Ministry of Health;

o    $823, 000 in purchase commitments from our marketing partner in Thailand;
     and

o   $500,000 in purchase commitments from our marketing partner in Africa.

       Initially, we planned to conduct the bulk of our assembly operations in Pringy and deliver finished products to our local partners in China, the Middle East, Africa and Thailand. During 2002, however, we became aware of advantageous permitting, operating cost and customs duties regimes that favor decentralized assembly in some of our target markets. As a result, we are reconsidering our manufacturing strategy at the date of this report.

       While we have not made any final decisions, our preliminary analysis indicates that a decentralized assembly strategy could be highly cost effective. If we decide to implement such a strategy, we will concentrate our executive, financing, research and development, purchasing and logistics functions in Pringy, and delegate the more labor-intensive assembly and product support functions to local facilities in our target markets.

       We currently have 13 full and part-time employees, including our two executive officers. Two of these employees devote the bulk of their time to administrative matters, four are principally engaged in marketing, three are principally engaged in manufacturing and testing and two are principally engaged in research and development.

           RESULTS OF OPERATIONS FOR THE THREE- AND NINE-MONTH PERIODS
                            ENDED SEPTEMBER 30, 2002.

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



                                                        Three Months          Three Months            Three months
                                                        Ended 3/31/02         Ended 6/30/02           Ended 9/30/02

Sales (returns)                                            $391,681              ($51,448)                 $15,700
Cost of sales                                               341,557                15,406                   56,360
                                                           --------               -------                  -------
Gross profit                                                 50,124               (66,854)                 (40,660)

Consulting revenue                                          475,351                52,800                    7,650
                                                           --------               -------                   ------
                                                            525,475               (14,054)                 (33,010)

Operating expenses                                          414,988               595,020                  448,308
                                                           --------              --------                 --------


Net income (loss)                                           $82,865             ($581,065)               ($501,791)

Net income (loss) per share                                 $.00                 ($.03)                  ($.02)



Revenue

       Revenue for the nine months ended September 30, 2002 included $355,933 in product sales and $535,801 in consulting fees. The bulk of these revenues were generated during the first three months of the year when we were establishing demonstration facilities in China, Egypt and Thailand.

       We expect our revenue from consulting fees to decline as we move from demonstration and testing to full commercial production. While we expect to generate some consulting revenue in the future, we expect the bulk of our operating revenue will be derived from the sale of our water treatment and purification products.

       While our Pringy facility is operational and we expect our Bangkok facility to become operational during the fourth quarter, orders from the Chinese Ministry of Health constitute the bulk of our order backlog. As noted above, we are rethinking our manufacturing strategy and considering the implementation of a decentralized assembly and product support structure. This decentralized structure would be particularly cost effective in China where we can:

o Cut our import duties in half by bringing in components instead of finished products;

o      Cut our facilities and labor costs in half; and

o      Reduce our shipping costs and local tax burdens.

       We expect to complete our analysis in the next 30 to 45 days. At that time, we will either begin shipments to China from our Pringy facility or finalize arrangements for a Chinese manufacturing facility. Accordingly, we do not expect to derive substantial revenue from our sales in China until the first quarter of 2003.

Operating expenses

       Our general and administrative expenses were $1,216,992 for the nine months ended September 30, 2002. At the date of this report, our general and administrative expenses are approximately $150,000 per month. We do expect these expenses to increase significantly when our Pringy and Bangkok facilities become operational.

       Our marketing expenses were $24,407 for the nine months ended September 30, 2002. We expect our marketing expenses to increase to $15,000 per month when we hire the necessary marketing employees.

       Our research and development expenses were $190,931 for the nine months ended September 30, 2002. At the date of this report, our research and development expenses average approximately $30,000 per month.

Net income (loss)

       We incurred a net loss of $1 million, or $.04 per share, for the nine months ended September 30, 2002. Our net loss was $502,000, or $.02 per share, for the three months ended September 30, 2002. We expect to incur a net loss of similar magnitude during the current quarter.

       While our revenues may increase during the fourth quarter if our Bangkok facility comes online in a timely fashion, our revenues are not expected to increase significantly until the first quarter of 2003 when we begin large shipments to China.

                         LIQUIDITY AND CAPITAL RESOURCES


                                                   March 31, 2002         June 30, 2002     September 30, 2002
                                                     (unaudited)          (unaudited)           (unaudited)

Current assets                                     $1,834,513            $1,633,946            $1,740,430
Total Assets                                       $2,011,012            $1,830,629            $1,965,487
Current liabilities                                  $680,691              $661,565            $1,153,415
Stockholders equity                                $1,249,501            $1,169,064              $812,072


       We had $46,541 in cash and $972,381 in working capital at June 30, 2002. During the period ended September 30, 2002, our cash balance increased to $58,600 and our reported working capital balance decreased to $587,015. It should be noted, however, that our reported working capital does not include approximately $900,000 in pre-paid parts and supplies purchases that will be shipped to us during the fourth quarter of this year.

       On June 25, 2002, Famoya Holdings BV, a principal stockholder of our company, agreed to loan us up to $600,000 under a five month loan facility. The interest charges associated with this loan facility are calculated at the rate of 2% per month on the outstanding principal balance. Three-quarters of the interest charges are payable in cash and one-quarter of the interest charges are payable in shares of our common stock. For purposes of the loan facility, our post-reverse split common stock will be valued at $2 per share.

       At September 30, 2002, we had drawn down $500,000 under the loan facility. Principal and interest are payable in full on November 30, 2002. If amounts due under the loan facility are not repaid in a timely manner, Famoya Holdings will have the right to convert the entire unpaid balance into shares of our common stock at a price of $2 per share. At the date of this report, we believe our available resources will be adequate for our anticipated needs until our Pringy facility becomes fully operational. Since all of our purchase contracts are secured by appropriate letters of credit, we believe sufficient bank financing should be available once we begin product shipments.

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

Going Concern Issues

       Our working capital and stockholders equity were approximately $590,000 and $810,000, respectively, on September 20, 2002. These values, however, are predicated on the assumption that we will be able to realize fair value for our parts and supplies inventories in the ordinary course of business. Our ability to continue as a going concern is contingent upon the timely commencement of assembly activities and our ability to achieve and maintain profitable operations. We plan to finance the bulk of our operating and capital requirements from future operations under existing contracts. Any shortfall of amounts generated from operations will be supplemented by equity financing. Amounts raised will be used to further development of our products, to provide financing for marketing and promotion, to secure additional property and equipment and for other working capital purposes. There is no assurance that additional equity will be available when needed, or that our future business activities will generate sufficient funds for operations. These circumstances raise substantial doubt about our ability to continue as a going concern.

Subsequent Events

       In October 2002, we collected $179,000 in stock subscriptions receivable and sold 74,015 shares of our post-reverse split common stock in private placement transactions for an additional $148,030 in cash. These transactions increased our cash balance by approximately $290,000 and our stockholders' equity by approximately $150,000.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              NONE

ITEM 2.       CHANGES IN SECURITIES

Private Placements of Common Stock

In August and September we sold 5,166,666 shares of common stock in private placement transactions that generated $330,000 in net cash proceeds. Of this total, 2,500,000 shares were issued to Dr. Mohammed Al Yamani for $230,000, 1,666,666 shares were issued to Rocasoprane Ltd for $50,000 and 1,000,000 shares were issued to Argus International Holdings for $50,000.

We conducted the foregoing sales to non-U.S. persons in reliance on Regulation
S. Each sale was an offshore transaction. Each purchaser certified that he or she: (a) is not a U.S. person; (b) will not resell the purchased shares unless the resale is made in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration; (c) will not engage in hedging transactions with regard to the shares; and (d) understands that we will refuse to register any transfer of the shares not in compliance with the requirements of applicable law. Each purchaser represented his intention to acquire our shares for investment only and not with a view toward distribution. Each investor was given adequate access to sufficient information about our company to make an informed investment decision. All certificates bear an appropriate restrictive legend.

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

                      BLUE  INDUSTRIES  INC.

                      /s/ Patrick Gouverneur
                      Patrick Gouverneur, President
                      Dated: November 18, 2002