Form 10KSB
period 2002-12-31
BLUE INDUSTRIES INC
filed 2003-05-14
CIK 1126752

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 2002

                                       OR

  [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _________________.

         Commission file number: 000-32567

                         BLUE INDUSTRIES INC.
            (Name of small business issuer in its charter)

                  NEVADA                             52-2273215
        (State or other jurisdiction     (I.R.S. Employer Identification No.)
     of incorporation or organization)

               9 Rue des Alpes
           Geneva 1204 Switzerland                        N/A
  (Address of principal executive offices)            (Zip Code)

Issuer's telephone number                  (011) 33 4 50 66 98 61

                           Securities     registered under Section 12(g) of the
                                          Exchange Act COMMON STOCK, PAR VALUE
                                          $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $1,373,468.

State the aggregate market value of the 2,449,681 shares of common stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) was $1,531,051 at the close of business on May 1, 2003.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,783,202 Shares of Common Stock at the close of business on May 1, 2003.

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

ITEM 1.       DESCRIPTION OF BUSINESS.

HISTORY OF OUR COMPANY

Our company was incorporated in Nevada on April 5, 2000. Our original name was Burrard Technologies, Inc., and our original business purpose was to develop and commercialize an on-line Internet domain name registration service that would allow users to complete domain registrations for Chinese websites using Chinese characters. On May 24, 2000, we purchased the right to develop and commercialize a software product known as "International Reg," together with the associated www.internationalreg.com website, from Pan Ocean Consulting Ltd. for $32,000. We subsequently filed a Form SB-2 registration statement under the Securities Act of 1933 to register the resale of our outstanding stock by selling stockholders. In April 2001, we filed a Form 8-A registration under the Securities Exchange Act of 1934. We have been a reporting company since that date.

Our efforts to commercialize the International Reg software were not successful and in the summer of 2001, we decided to begin consider alternative financing and business opportunities. In October 2001, we implemented a 3 for 1 stock split that increased our outstanding capital stock from 5,729,000 shares to 17,187,000 shares.

On December 4, 2002, we agreed to acquire 100% of the outstanding stock of Technocall SA, a Swiss corporation, pursuant to a share purchase agreement between our company, Technocall SA ("Technocall") and Technocall's stockholders Advanced Technologies Development Co. Ltd. ("ATD"), Rocasoprane Ltd. and Axiom S.A. (collectively, the "Technocall Shareholders"). On the date of the agreement, we were essentially inactive; and we had net liabilities of $62,068 and an accumulated deficit of $117,468 from our prior business operations.

Under the terms of the share purchase agreement:

o Our company agreed to acquire all of the issued and outstanding stock of Technocall in exchange for 7,600,000 shares of common stock;

o Our former president and our former secretary and treasurer agreed to surrender an aggregate of 7,125,000 shares of common stock to our company for cancellation; and

o The former members of our board of directors agreed to appoint a successor board selected by the Technocall Stockholders and then resign.

We closed the Technocall acquisition on December 18, 2001. We received certificates for a total of 7,125,000 shares from our former officers, which were promptly cancelled, and concurrently issued certificates for 7,600,000 shares of our common stock to the Technocall Shareholders as follows:

     Technocall Shareholder                        Number of Shares
     Advanced Technologies Development Co. Ltd.    3,800,000 Shares
     Rocasoprane Ltd.                              2,538,400 Shares
     Axiom S.A.                                    1,261,600 Shares

In connection with the Technocall acquisition, our former board of directors appointed a successor board selected by the Technocall Shareholders and then resigned. There were no disagreements between our company and our former directors on any matter relating to our operations, policies or practices. Upon completion of the Technocall acquisition we had 17,662,000 shares of common stock issued and outstanding; and the Technocall Shareholders owned 43% of our outstanding common stock and controlled of our board of directors. Accordingly, the Technocall acquisition resulted in a change in control. The persons who became directors of our company in connection with the Technocall acquisition are identified in the following table:

     Name                   Age                Position
     Fernand LeLoroux        63                Director and President
     Cyril Heitzler          33                Director and Secretary

We changed our name to Blue Industries, Inc. on April 2, 2002; and on October 28, 2002, we implemented a 1 for 20 reverse stock split. Unless otherwise noted, balance of this report gives retroactive effect the reverse stock split.

HISTORY OF TECHNOCALL

Technocall was incorporated in Switzerland on March 11, 1992, but was essentially inactive until September 29, 2001 when it purchased certain intellectual property, parts and supplies, machinery and equipment and computer software for the design, manufacturing, management and operation of small-throughput water treatment systems. From September through December 2001, Technocall's principal business activities focused on the further development of the acquired properties and the initiation of marketing activities for small-throughput water treatment systems.

Agreements with ATD and Cartis, Inc. Technocall purchased its intellectual properties, parts and supplies, machinery and equipment and computer software, together with an electronic smart card management system for small-throughput water treatment systems, from ATD. Concurrently, Technocall entered into an exclusive distribution and supply agreement with Cartis Inc., an affiliate of ATD. Cartis is a public company that withdrew its securities from registration under the Exchange Act in January of 2002 and presently trades through quotations in the NQB Pink Sheets.

Technocall issued a subordinated note payable to ATD in the amount of $4,288,500 as consideration for the purchase of the software, designs, technical know-how, equipment, components and supplies. The ATD note was unsecured, non-interest bearing, subordinated against future indebtedness of Technocall and had no specific terms for repayment. Since ATD was a significant stockholder of Technocall on the date of the transaction, we valued the purchased assets at $423,937, their historical cost to ATD. The difference between the face amount of the ATD note and the carrying value of the purchased assets was recorded in our financial statements for the year ended December 31, 2001 as a $3,864,563 distribution of equity. ATD subsequently agreed to forgive $31,070 of principal in recognition of certain expenses incurred by Technocall. This forgiveness of indebtedness was recorded as a reduction in the distribution of equity in our financial statements for the year ended December 31, 2001. In April 2002, ATD agreed to forgive the balance of the note. This forgiveness of indebtedness was recorded as a reduction to the distribution of equity and additional paid-in capital in our financial statements for the year ended December 31, 2002.

Under the terms of the Cartis Agreement, Technocall was granted the exclusive worldwide right to distribute certain consumable filtration products manufactured by Cartis that were designed for use small-throughput water treatment systems. The exclusivity of the rights granted by Cartis was dependent on Technocall's ability to meet certain agreed sales targets at six-month, 12-month and 18-month intervals. If the agreed upon sales targets were not achieved, Cartis would be free to terminate the exclusivity provisions of the contract, but would not have the right to terminate the contract. In exchange for the distribution rights granted by Cartis, Technocall granted Cartis a non-exclusive right to purchase electronic smart card management systems from Technocall for use in certain small-throughput water treatment systems manufactured by Cartis. The Cartis Agreement provides for a three-year term ending on September 28, 2004 that is subject to automatic renewal for three years if no notice of cancellation is sent during the six months preceding the termination date.

BUSINESS OF OUR COMPANY

Introduction

We develop, manufacture and sell small-throughput water treatment systems and associated consumable products that provide reliable supplies of safe drinking water to end users at an installed cost of less than fifty cents per gallon of daily capacity. Our products give end-users a cost effective means of filtering, treating, disinfecting and conserving water without the use of chlorine and other chemicals. The primary target markets for our products are residential, industrial, municipal and agricultural users in less developed countries and other areas that do not have ready access to reliable supplies of safe clean water for human consumption and other purposes.

The flexibility of our water treatment technologies has facilitated the development of a series of small-throughput water treatment systems for human consumption, agriculture, aquaculture and industrial use. Our products are also useful in the treatment of wastewater. Depending on configuration, our products can process between 3,600 and 288,000 liters of water per day. We have negotiated distribution agreements with customers in China, Thailand, Cambodia, Africa and Middle East. We are also conducting field demonstrations in a number of developing countries. Our goal is to provide enabling technologies and products to satisfy the growing global demand for safe, clean water in domestic, industrial, and agricultural applications.

Our business plan calls for licensing standardized designs for small-throughput water treatment systems, providing technical consulting services to our customers, and selling the components and consumables that are required for the operation and maintenance of water treatment systems based on our designs. We believe the principal purchasers of our products will be:

o Businesses that have special water treatment requirements for industry, agriculture and aquaculture;

o Remote towns and villages in less developed countries where the availability of clean water for human consumption is a significant problem; and

o Individuals who are not adequately served by safe drinking water systems.

We commenced limited sales of demonstration systems in the first quarter of 2002.

Development of our business

Our business plan has undergone a radical transformation since the closing of the Technocall acquisition. Our original plan was to integrate technologies purchased from ATD; consumables purchased from Cartis and other technologies developed by third parties into integrated small-throughput water treatment systems. Over the last 16 months we have encountered numerous economic and technical problems that delayed the implementation of our plan. The principal problems we encountered include:

o A series of agreements with Eaudegam SA relating to our license of certain patented technologies for the initial clarification of wastewater and other highly contaminated water supplies;

o A series of negotiations with potential customers in China, Thailand, Cambodia, Africa and Middle East that accentuated the cost issues inherent in our original business plan;

o A series of increasingly hostile business and technical disputes with ATD, Cartis and Mr. Herve Gallion, a principal stockholder and control person of both companies; and

o A burglary at our Pringy facility in mid-March that precipitated an April 8, 2003 bankruptcy filing by our French subsidiary Blue Industries SAS.

The following paragraphs separately discuss the foregoing problems and our responses to those problems.

Eaudegam license. We first licensed the Eaudegam technology in February of 2002, and we subsequently agreed to issue 450,000 shares of our common stock in exchange for a significant reduction in our future royalty payments. We ultimately concluded that the Eaudegam technology was unsuitable for our needs and that comparable or superior clarification technologies were available from others at a significantly lower cost. Accordingly, we terminated the Eaudegam license and the associated agreement to issue stock in exchange for reduced royalties in April of 2002. We did not make any material payments or issue any stock to Eaudegam in connection with either the creation or the termination of the license.

Customer negotiations. In negotiations with our distributors in China, Thailand, Cambodia, Africa and Middle East, it became apparent that our original plan to manufacture small-throughput water treatment systems in France and then ship finished products to developing countries was flawed, primarily because of high French labor costs. In effect, our distributors concluded that our products could not be competitive in developing countries unless they were assembled in the destination country using local labor and imported components. In response to these concerns, we have modified our original business plan. Under our modified plan, we intend to act primarily as a licensor of proprietary designs, a provider of engineering and consulting services and a supplier of specialized consumables. Most of our non-technical manufacturing and assembly functions will be outsourced to local contractors in the developing countries where our products will be used.

ATD and Cartis disputes. Our business and technical disputes with Cartis initially focused on over-invoicing for short-weight deliveries and quality control issues. These disputes were complicated by the fact that our product performance testing was considerably less favorable than the test results claimed by Cartis in its promotional materials and patents. In the summer of 2002, our investigations revealed that Herve Gallion, the president of Cartis, was a convicted felon who was sentenced in 1987 to a four-year prison term for fraud. In combination, these developments left us with considerable doubt respecting the reliability of Mr. Gallion and the ability of Cartis to deliver filtration products that conformed to contract specifications. We ultimately concluded that we could not rely on Cartis to deliver a consistent product in sufficient volume to satisfy our projected needs. After careful consideration of available options, we elected to develop a line of proprietary filtration products and terminate our relationship with Cartis.

Pringy burglary. In March 2003, we suffered a burglary at our Pringy facility that appears to be directly related to our disputes with ATD and Cartis. We leased our facility in September 2002, after an affiliate of Cartis, cancelled its lease on the premises. Unknown to us, Mr. Herve Gallion, the principal stockholder and president of Cartis and ATD unlawfully kept copies of the keys when the lease was terminated. When we discovered the burglary, we also found a letter addressed to our company and signed by Mr. Gallion who advised us that since the relationship between Cartis and our company had terminated, we had no right to continued possession of the products and inventory we purchased from Cartis. Therefore, Mr. Gallion apparently believed he had a right to surreptitiously enter our Pringy facility over the weekend and remove our property without our permission.

We have reported the burglary to the French police who are treating the entry and burglary as a criminal matter. The French police have cautioned, however, that they may be unable to find Mr. Gallion, who is a resident of Mauritius; determine whether our property is still in France; and commence appropriate legal action to prosecute Mr. Gallion and compel the restitution of our property. There are no assurances that the French police will ever find Mr. Gallion within their jurisdiction, that our property will ever be found, or that our property will have been stored under conditions that would permit the eventual resale to customers in the ordinary course of business.

We have submitted a claim to GAN Assurance SA, our insurance carrier. Since Mr. Gallion retained copies of the keys to our Pringy facility when the earlier lease was terminated, GAN Assurance has taken a preliminary position that the theft loss may be excluded under the terms of our policy. Negotiations with GAN Assurance are continuing and it may be necessary to institute a civil action in the French courts.

Bankruptcy of Blue Industries SAS. After the French police advised us that they could not find Mr. Gallion or our property; and GAN Assurance took a the position that the theft loss may be excluded under the terms of our insurance policy, our board of directors determined that the best way to protect the interests of our company and our stockholders would be to file a bankruptcy petition under French law for the liquidation of Blue Industries SAS, our principal operating subsidiary. This petition for the bankruptcy liquidation of Blue Industries SAS was filed with Tribunal de Commerce in Annecy, France on April 8, 2003 (Case No. 3290). For a more detailed discussion of this bankruptcy proceeding and its impact of on our business, property and prospects, see Items 3 and 6.

WATER TREATMENT

The purification of water for human consumption, or for use in industry, agriculture and aquaculture, is generally a three-stage process.

Clarification. In the first stage, contaminated water is clarified to remove suspended organic and inorganic particles and other contaminants. If the source is relatively clean, simple cartridge or sand filters can do an adequate job. However, if suspended organic and inorganic particles or other contaminants are a significant problem, more sophisticated methods may be required. A wide variety of clarification technologies and products are available in the public domain. Other clarification technologies can be licensed from third parties who hold patents or other intellectual property rights with respect to such technologies. We believe simple cartridge or sand filters will be able to provide adequate clarification for the bulk of our potential customers.

Ultra filtration. In the second stage, clarified water is further filtered to remove microscopic particles. A wide variety of effective ultra filtration technologies are available in the public domain. Other ultra filtration technologies can be licensed from third parties who hold patents or other intellectual property rights. We believe off-the-shelf ultra filtration products will be able to provide adequate purification for the bulk of our potential customers.

Disinfection. In the third stage, filtered water is further treated to kill any amoebic, bacterial and viral pathogens that after the clarification and ultra filtration stages. While a variety of physical and chemical disinfection technologies are available in the public domain, and other disinfection technologies can be licensed from third parties who hold patents or other intellectual property rights, we prefer an off-the-shelf in-line disinfection system that uses ultraviolet light to kill residual amoebic, bacterial and viral pathogens.

OUR PROPRIETARY PRODUCTS

Our proprietary products complement and increase the utility of the off-the-shelf water purification technologies, and fall into two primary classes:

o Purification and Conservation products that use our proprietary Blue Powder to eliminate organic and inorganic contaminants and conserve treated water during storage; and

o Electronic Process Management systems that monitor overall system performance and provide visual and audible warnings if regular maintenance or unscheduled repairs are necessary.

All other components for water treatment systems that rely on our proprietary Blue Powder are off-the-shelf items that are manufactured by a variety of suppliers and generally available in the market.

Purification and Conservation. Our small throughput water treatment systems rely on a proprietary activated charcoal filtration powder, which we refer to as "Blue Powder" to:

o Remove pesticides, metals, benzene, chlorine and organic compounds, that give water a bad taste or smell; and

o Prevent the growth of pathogenic organisms during storage.

To manufacture our Blue Powder, we process activated carbon and certain proprietary additives in a magnetic-plasma furnace under high-vacuum conditions. The resulting filtration media has the filtration and purification characteristics of activated carbon, together with certain bacteriostatic characteristics that inhibit the growth of pathogenic organisms during storage. Since the activated carbon and the additives are bonded to each other in a stable molecular structure, there is no contamination of the processed water stream.

Our Blue Powder is packaged and sold in a variety of forms ranging from disposable cartridges that can purify up to 150 liters of water per hour to our A-3000 reactor vessel that can purify up to 3,000 liters of water per hour. Supplies for our cartridge-based systems and our user-serviceable A-3000 reactor vessels are maintained in inventory as stock items and sent to users as needed. Filtration cartridges are typically sent to consumers as installation-ready finished goods and the Blue Powder for our A-3000 reactor vessels is typically sent to consumers in bulk.

Electronic Process Management. We use a proprietary, robust and scaleable electronic process management system to control our small-throughput water treatment systems. The core of our electronic process management system is an "e-BIS" electronic card that:

o Can be configured work with a variety of electrical power sources, is highly tolerant of power surges, voltage fluctuations and other power supply inconsistencies and is supported by an internal battery backup;

o Provides a simple and reliable interface for network connections and our system management software which can be easily configured to meet the requirements of a particular installation and updated as improved system management protocols are developed;

o        Provides real-time digital clock and analog monitoring interfaces;

o Provides interfaces for filtration and disinfection subsystems, security and process management;

o        Provides interfaces for physical flow control subsystems;

o Provides safety overrides that shut down the entire system in the event of a critical component failure;
         and

o Incorporates a 5-button keypad, an easily readable LCD display and bi-color alarm systems;

OUR STANDARDIZED SYSTEMS

We have designed and built production prototypes of a variety of small-throughput water treatment systems that have the capacity to process between 3,600 and 288,000 liters of water per hour from a variety of sources. We intend to engage in limited manufacturing for testing, prototyping and product demonstration purposes, and believe our current facilities will be adequate for our anticipated needs. When a potential customer decides to implement our technology in a given region, we believe the customer will, in most cases, enter into a license agreement with us that permits the customer to establish a local facility to manufacture water treatment systems based on our designs and requires the customer to use our consulting services and purchase certain consumables from us. The following paragraphs summarize the capabilities and intended uses of our standardized systems.

P-Kitchen. Our P-Kitchen is designed for use in single-family homes where safe water supplies are available, but organic and inorganic impurities leave the water a bad taste, smell or appearance. Our P-Kitchen is mounted under the sink and processes up to 3,600 litres of water per day through a three-stage process that combines a standardized filtration cartridge, an ultra filtration membrane and a cartridge of our Blue Powder filtration medium. Our P-Kitchen is a compact and easily maintained water filtration system that allows the consumer to choose between three-stage water treatment for human consumption, and simplified two-stage water treatment for cleaning and other purposes.

P-300. Our P-300 is designed for use in single-family homes where water supplies are available, but potential microbial contamination and other organic and inorganic impurities raise significant health and safety issues. Our P-300 is mounted at the main water inlet and processes up to 7,200 litres of water per day through a three-stage process that combines a standardized filtration cartridge, an ultraviolet disinfection system and a standardized cartridge of our Blue Powder filtration medium. Our P-300 systems are compact, easily maintained and controlled by our electronic process management units that continuously monitor system performance and provide visual and audible warnings if regular system maintenance or unscheduled repairs are necessary.

P-3000. Our P-3000 is designed for use in multi-family apartment buildings and small communities where water supplies are available, but microbial contaminants and other organic and inorganic impurities raise significant health and safety issues. Our P-3000 is mounted at the main water inlet and processes up to 72,000 litres of water per day through a three-stage process that combines a high-capacity sand filtration system, an ultraviolet disinfection system and a high-capacity A-3000 Blue Powder reactor. Our P-3000 systems are compact, easily maintained and controlled by our electronic process management units that continuously monitor system performance and provide visual and audible warnings if regular system maintenance or unscheduled repairs are necessary.

P-6000. Our P-6000 is designed for use in small communities and industrial applications where water supplies are available, but microbial contaminants raise significant health and safety issues. Our P-6000 is mounted at the main water inlet and processes up to 144,000 litres of water per day through a two-stage process that combines an ultraviolet disinfection system and two high-capacity A-3000 Blue Powder reactors. Our P-6000 systems are compact, easily maintained and controlled by our electronic process management units that continuously monitor system performance and provide visual and audible warnings if regular system maintenance or unscheduled repairs are necessary.

P-12000. Our P-12000 is designed for use in larger communities and industrial applications where water supplies are available, but microbial contaminants raise significant health and safety issues. Our P-12000 is mounted at the main water inlet and processes up to 288,000 litres of water per day through a two-stage process that combines an ultraviolet disinfection system and four high-capacity A-3000 Blue Powder reactors. Our P-12000 systems are compact, easily maintained and controlled by our electronic process management units that continuously monitor system performance and provide visual and audible warnings if regular system maintenance or unscheduled repairs are necessary.

HW-4. Our HW-4 system is designed for use in aquaculture, principally shrimp farming. The HW-4 system uses a combination of sand filtration, ultraviolet disinfection and high-capacity A-3000 Blue Powder reactors to control water borne pathogens and protect aquaculture operations from a variety of diseases like "white spot," "red head" and "yellow head." Our HW-4 system is a reliable alternative to chemical products and avoids many of the risks associated with indiscriminate use of antibiotics.

MANUFACTURING

In the past, the essential components for our water treatment systems were manufactured under sub-contracts with manufacturers and final assembly and system integration was performed at our facility in Pringy, France. In the future, we will retain control over the engineering and design of our systems and perform limited beta testing and production prototype manufacturing in-house. When the design, testing and prototyping functions are complete, we believe our customers will elect to establish their own production facilities and independently contract with the manufacturers of essential subsystems and components. During the commercial production phase, our company will primarily be responsible for supplying system designs and engineering assistance, and providing the necessary electronic process management systems, our Blue Powder filtration media and other necessary consumables.

A third party contractor manufactures our Blue Powder filtration media for us. We provide the contractor with raw materials that have been tested for quality control and the manufacturer uses its equipment to mix, process and package our finished products. Our staff oversees the manufacturing process, insures that the manufacturer strictly adheres to our processing procedures and protocols, and insures that our finished products meet our rigid quality control standards. We believe our current manufacturing arrangements will be suitable for our anticipated needs and believe similar arrangements can be negotiated with other manufacturers if our current manufacturer is unwilling or unable to continue a manufacturing relationship on terms that are acceptable to our company.

MARKETING

We have identified three principal markets for our small throughput water treatment systems:

Residential use. The availability of adequate supplies of potable water for residential use is a worldwide concern. Currently, only one-third of the world's population is supplied with reliable potable water. We believe that the supply of water treatment systems to developing countries is a large potential market because of the amount of funding available from governmental and non-governmental sources. The installation and maintenance of traditional water treatment systems in remote areas is typically difficult because the population often widely dispersed and far from economic centers. In addition, there is typically a lack of infrastructure and adequately trained maintenance technicians. We have designed our small throughput water treatment systems to function well in remote locations with minimal maintenance. We believe that our small throughput water treatment systems satisfy all applicable government regulations.

Industrial use. The availability of adequate supplies of potable water for industry is a worldwide concern. We believe that the supply of scalable water treatment systems to industrial users in less developed countries is a large potential market. The installation and maintenance of traditional industrial water treatment systems in remote areas is often difficult because of the technical skills required for the safe operation of chemical based water purification systems. We have designed our industrial water treatment products to function well in remote locations with minimal maintenance, monitoring and technical support staff.

Agriculture and Aquaculture. Water quality is a critical issue in the fields of agriculture and aquaculture because production is wholly dependent on water quality. In hydroponics, our technologies have demonstrated the ability to eliminate microscopic pathogens while permitting the reuse of nutritive solutions. Similar results have been obtained in aquaculture operations, particularly shrimp farms, where disease control without the indiscriminate use of antibiotics is a critical issue. Tests have also demonstrated that the incorporation of our technology into irrigation systems can help increase production while minimizing the risks of water borne microscopic pathogens.

ORDER BACKLOG

We have entered into a number of sales contracts and memorandums of understanding with current and potential customers, including:

o In December of 2001, our Chinese distributor ordered $15,000,000 of water purification equipment for sale tot the China Ministry of Health. In the first quarter of 2002, we sold approximately $358,000 of equipment that we manufactured at our Pringy facility to this distributor. After extensive evaluation of the price and performance of our French manufactured products, our Chinese distributor concluded that our products would not be competitive unless they were manufactured in China using local labor and imported components. In November 2002 renegotiated the terms of our Chinese contract to provide that our Chinese distributor will manufacture the required systems in China using consumables purchased from our company. Production from the new facility owned by our Chinese distributor is scheduled to begin in May 2003. Under the amended agreements, our anticipated revenue from the sale our Blue Powder will be approximately $1.5 million for the year ended December 31, 2003.

o In December of 2001, we signed a memorandum of understanding in with a distributor in Thailand for water purification systems valued at $850,000 that we originally intended to manufacture at our Pringy facility. After extensive evaluation of the price and performance of our French manufactured products, our Thai distributor concluded that our products would not be competitive unless they were manufactured in Thailand using local labor and imported components. We have recently renegotiated the terms of our contract to provide that our Thai distributor will manufacture the required systems in Thailand using consumables purchased from our company. The contract with our Thai distributor has an initial term of 2 years and provides for minimum purchase requirements of $650,000 in the first year and $3 million in the second year.

COMPETITION

We compete with other manufacturers of small-throughput water treatment systems that use technologies that are similar to ours. A wide variety of clarification, ultra filtration and disinfection technologies are incorporated in products manufactured by others that are frequently available as off-the-shelf items. Similarly, a wide variety of activated carbon filtration products are available to treat processed water. The primary advantage of our proprietary Blue Powder is the superior conservation performance that arises from our use of a combination of activated carbon and other additives to remove impurities and enhance the REDOX potential of the treated water.

Other potential competitors, including Cartis, claim proprietary methods for manufacturing activated carbon filtration products that remove impurities and enhance the storage characteristics of treated water. We believe our Blue Powder produces superior results, but there is no assurance that our potential customers:

o Will find our filtration systems superior to more complex chemical-based water purification systems;

o Will find our technology superior to similar technologies used by Cartis or other competitors; or

o Will find that the advantages of our products justify a higher price than simpler activated carbon systems;

Our plan is to compete on the basis that our water treatment systems provide excellent water treatment without the use of chlorine or other chemicals and are better suited to the needs of remote villages, farms and industrial installations. Our success in the marketplace will depend on our ability to convince customers that our water treatment systems offer significant performance and price advantages.

GOVERNMENT REGULATION

The distribution and use of our small throughput water treatment systems will be regulated by a variety of government agencies. The amount and nature of the applicable regulations will vary from jurisdiction to jurisdiction, and will primarily apply to our distributors who must ensure that the quality of water produced using our products meets applicable standards. Therefore, our ability to sell our products in a particular country will depend on our ability to demonstrate that our products satisfy applicable regulatory requirements. A failure to demonstrate that our products meet applicable government regulations could make it impossible to sell our products in a particular country.

EMPLOYEES

In connection with the bankruptcy of Blue Industries SAS described in Item 3 below, all employees of our French subsidiary were terminated. We currently have one part-time and two full-time employees, all of whom are executive officers of our company.

RESEARCH AND DEVELOPMENT

In the year ended December 31, 2002, we spent $450,000 on research and development activities.

ITEM 2.       DESCRIPTION OF PROPERTY

We do not own any real property. As a result of the bankruptcy of Blue Industries SAS, we have temporarily relocated our principal executive offices to 9 Rue des Alpes, Geneva 1204 Switzerland.

ITEM 3.       LEGAL PROCEEDINGS.

On April 6, 2003, we filed a bankruptcy petition under French law for the liquidation of Blue Industries SAS, our principal operating subsidiary, with Tribunal de Commerce, Annecy, France (Case No. 3290). In connection with the filing of this petition, Jean Blanchard, a court appointed liquidator, assumed control over substantially all of the operating assets and liabilities of Blue Industries SAS.

If the French police are able to locate the property that was stolen in the burglary of our Pringy facility and compel the prompt return of such property, we may be able to dismiss the bankruptcy case. But we will only be able to take such action if the property has been stored under conditions that would permit the eventual resale to customers in the ordinary course of business. Likewise, we may be able to dismiss the bankruptcy case if we can negotiate an acceptable agreement with our insurance carrier with respect to the theft loss. Since there is no assurance that the police will be able to find the stolen property or that our insurance carrier will decide to honor the theft loss claim, there is no assurance that any amounts the liquidator ultimately recovers will be sufficient to permit the dismissal of the bankruptcy petition for Blue Industries SAS. Therefore, we expect the theft and the associated bankruptcy action to have a material adverse impact on our business, properties and prospects.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       On September 18, 2002, a the holders of a majority of our common stock acted by written consent to:

o Amend our Articles of Incorporation to implement a 1 for 20 reverse split and make it more difficult for stock speculators to engage naked shorting and other manipulative practices; and

o Adopt an Incentive Stock Plan (the "Plan") for our employees.

       These actions by stockholder consent were described in a Schedule 14C Information Statement that was mailed to our stockholders on September 18, 2002, and became effective on October 28, 2002. Our definitive Schedule 14C Information Statement is incorporated herein by reference.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market price data

Our shares have been quoted on the OTC Bulletin Board since the fourth quarter of 2001. Our trading symbol was changed to BLII in October 2002 when we implemented a 1 share for 20 reverse split. Previously, our trading symbols were BLUI and BTCS. The following table provides information on the high and the low prices for our shares for each quarter since the inception of trading. All price data has been restated to reflect the 1 share for 20 reverse split we implemented in October 2002.

     Fiscal 2001                                   High               Low
       4th Quarter                               $46.00            $41.00

     Fiscal 2002                                   High               Low
       1st Quarter                               $53.00            $18.40
       2nd Quarter                               $10.20             $2.80
       3rd Quarter                                $8.20             $0.60
       4th Quarter                                $1.47             $0.20

Changes in securities

The board of directors believes that the sharp declines in the market price of our common stock cannot be explained by normal trading activity. On September 18, 2002, we had 33,120,920 shares of common stock issued and outstanding. Of this total, 23,433,920 shares were issued in reliance on exemptions from the registration requirements of the Securities Act and were "restricted securities." The certificates for the remaining 9,687,000 shares did not bear restrictive legends. A total of 7,518,900 unrestricted shares were registered in the name of Cede & Co., the "street name" for the Depository Trust Company. The remaining unrestricted shares were registered in the names of individual stockholders. The following table summarizes the reported historical trading during the first three quarters of 2002, without adjustment for the 1 share for 20 reverse split we implemented in October 2002.

          Period             High              Low               Volume
       1st Quarter 2002     $2.65             $0.92             2,969,700
       2nd Quarter 2002     $0.51             $0.14             7,429,000
       3rd Quarter 2002     $0.41             $0.03            16,711,900

While the trading activity does not constitute proof that manipulative activities have occurred, the board of directors has reason to believe that one or more speculators has deliberately manipulated the market for our common stock. In response, we amended our Articles of Incorporation to implement a 1 share for 20 reverse split, and prohibit the registration of our shares in the name of the Depository Trust Company or any other securities clearinghouse that provides book entry transaction settlement services for member banks and broker/dealers. At the date of this report, all transfers of our securities must be made in "certificate only" or "custody only" form.

Holders of Common Stock

On April 15, 2003, we had approximately 400 stockholders of record and an indeterminate number of beneficial owners who hold shares in brokerage and other custodial accounts.

Dividends

There are no restrictions in our Articles of Incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution:

o We would not be able to pay our debts as they become due in the usual course of business; or

o Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have never paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

Recent sales of unregistered securities

During the fourth quarter of 2002, we sold 235,670 shares of our post-reverse split common stock in private placement transactions at a price of $2 per share for gross proceeds of $471,340. These securities were sold to a total of 42 non-US persons in reliance on the exemption from registration set forth in Securities and Exchange Commission Regulation S. Each sale was an offshore transaction. Each purchaser certified that he or she: (a) is not a U.S. person;
(b) will not resell the purchased securities unless the resale is made in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration; (c) will not engage in hedging transactions with regard to our securities; and (d) understands that we will refuse to register any transfer of the securities that is not in compliance with the requirements of applicable law. Each purchaser also confirmed his or her intention to acquire our securities for investment only and not with a view toward distribution. Each investor was given adequate access to sufficient information about our company to make an informed investment decision. All certificates issued to non-US persons bear an appropriate restrictive legend.

In December 2002, we issued 2,095,000 shares of our post-reverse split common stock to 19 employees, consultants and advisors in compensatory transactions. Four of the employees, consultants and advisors who received shares in compensatory transactions are citizens or residents of the United States. The other 15 employees, consultants and advisors are non-US persons.

We conducted the distribution to U.S. persons in reliance on the exemption from registration set forth in Section 4(2) of the Act. Each purchaser was an accredited investor who had a long-standing employment or consulting relationship with our company. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Each purchaser was given adequate access to sufficient information about our company to make an informed investment decision. We did not engage in general solicitation with respect to the distribution. All certificates issued to US persons bear an appropriate restrictive legend.

We conducted the distribution to non-US persons in reliance on the exemption from registration set forth in Securities and Exchange Commission Regulation S. Each sale was an offshore transaction. Each purchaser certified that he or she:
(a) is not a U.S. person; (b) will not resell the purchased securities unless the resale is made in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration; (c) will not engage in hedging transactions with regard to our securities; and (d) understands that we will refuse to register any transfer of the securities that is not in compliance with the requirements of applicable law. Each purchaser also confirmed his or her intention to acquire our securities for investment only and not with a view toward distribution. Each investor was given adequate access to sufficient information about our company to make an informed investment decision. All certificates issued to non-US persons bear an appropriate restrictive legend.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

On December 18, 2001, we acquired 100% of the capital stock of Technocall in a business combination transaction that was accounted for as a reverse acquisition because the Technocall shareholders controlled 43% of our common stock upon closing of the transaction and controlled our board of directors. Under reverse acquisition accounting, the acquisition is treated as a recapitalization of Technocall and the financial position and results of operations of the combined companies are based on the historical financial statements of Technocall. As a result, our financial statements for all periods presented reflect the business and operations of Technocall.

We had no revenue during the year ended December 31, 2001. While we generated $1,373,468 in revenue during the year ended December 31, 2002, our revenue was sporadic and the implementation of our business plan was impeded by numerous economic and technical problems that are discussed Item 1 of this report.

Due to our history of operating losses, the theft of substantial property from our Pringy facility, our decision to file a bankruptcy petition on behalf of our principal operating subsidiary and the other uncertainties discussed in this report, there is substantial uncertainty over our ability to continue functioning as a going concern. The short-term plan of operations discussed below is subject to numerous contingencies and uncertainties and we can offer no assurance that our company or our business will survive.

Bankruptcy of Blue Industries SAS. As described in Items 1 and 3 of this report, we filed a bankruptcy petition under French law for the liquidation of Blue Industries SAS, our French subsidiary, on April 8, 2003. At December 31, 2002 and at the date of the bankruptcy filing, the bulk of our consolidated assets and liabilities were assets and liabilities of Blue Industries SAS. The following summary pro forma balance sheet has been derived from our consolidated financial statements and gives retroactive effect to the bankruptcy as if the filing had occurred on December 31, 2002.


ASSETS                                                       As reported        Adjustments       As adjusted
                                                           ----------------  ----------------- -----------------
Cash and equivalents                                           $    63,600                          $    63,600
Accounts receivable (net)
                                                                   441,401                              441,401
Inventory
                                                                  -------------
                                                                   687,019           (294,000)          393,019
                                                                   --------                             -------
     Total current assets
                                                                  1,192,020                              898,020

                                                                                                              -
Property and equipment (net)
                                                                   282,375           (56,000)           226,375

Other assets (net)                                                  52,914            (47,000)            5,914
           Total Assets                                        $  1,527,309                         $  1,130,309

LIABILITIES                                                  As reported        Adjustments       As adjusted
                                                           ----------------  ----------------- -----------------

Total current liabilities                                     $  1,680,716        $  (306,000)     $  1,986,716
          Total Liabilities                                   $  1,680,716                         $  1,680,716

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock
                                                                       399                                  399
Additional paid-in capital
                                                                 6,381,397                            6,381,397
Accumulated comprehensive earnings and deficit                 (6,535,203)           (91,000)       (6,626,203)
     Total stockholders' (deficiency)                         $  (153,407)                         $  (244,407)
          Total Liabilities and Stockholders' Equity          $  1,527,309                         $  1,436,309
                                                              =============                        ============
(Deficiency)




LIQUIDITY AND FINANCIAL CONDITION

We had $63,600 in cash at December 31, 2002, as compared to $18,280 at December 31, 2001. At December 31, 2002, our working capital deficit was $488,696, as compared to $4,030,508 at December 31, 2001. Since our working capital deficit at December 31, 2001 was attributable to a $4,255,660 note payable to ATD that was subsequently forgiven, our effective working capital declined by $713,848 during the year ended December 31, 2002.

Our year-end working capital deficit was exacerbated by the burglary at our Pringy facility, which resulted in the loss of $294,000 in inventory and $103,000 in plant and equipment. As described elsewhere in this report, our board of directors ultimately concluded that the only reasonable response to the insurmountable working capital deficit arising from the theft loss was to commence a bankruptcy proceeding for our French subsidiary Blue Industries SAS.

The bankruptcy petition we filed on behalf of Blue Industries SAS resulted in the surrender of $397,000 in operating assets to the liquidator and the discharge of $306,000 in operating liabilities. Overall, the Blue Industries SAS bankruptcy improved our working position by approximately $12,000 and reduced our stockholders' equity by approximately $91,000. We do not believe our company is likely to be contingently liable for the accumulated operating liabilities of Blue Industries SAS.

In April 2003, we agreed to sell 1,500,000 shares of our common stock in a private placement transaction that provides for a purchase price of $0.40 per share, or $600,000 in the aggregate. We received an initial installment of $300,000 on April 30, 2003 and expect to receive the $300,000 balance within 30 days.

After giving effect to the Pringy burglary, the bankruptcy of Blue Industries SAS and the subsequent private placement transaction, we have approximately $41,000 in cash and inventory at the date of this report and we expect to receive an additional $300,000 over the next 30 days. We believe our available financial resources should be sufficient to support our planned activities for at lest six months from the date of this report.

RESULTS OF OPERATIONS

We realized $293,329 in gross profit from product sales and consulting services in the year ended December 31, 2002. After giving effect to:

o $523,750 in non-cash compensation expense arising the issuance of 2,095,000 shares of common stock to employees and consultants in December 2002;

o        $1,960,999 in other general and administrative expenses;

o        $464,094 in salaries;

o        $34,227 in depreciation and amortization; and

o        $92,226 in other expenses

We incurred a net loss of ($2,799,797), or ($0.81) per share, for the year ended December 31, 2002. Our net cash used by operating activities during the year ended December 31, 2002 was $1,877,312.

We have significantly reduced our staff and operating overhead as a result of the bankruptcy of Blue Industries SAS. Therefore we do not believe that our results of operations for the year ended December 31, 2002 are a reliable indicator of our future operating results. If we are able to successfully implement the plan of operations described below we can expect increased revenues and decreased costs during the current fiscal year. But we are presently unable to predict the magnitude of the revenue increases or the overall amount of the anticipated cost savings.

GOING CONCERN QUALIFICATION

As at December 31, 2002, we had accumulated losses of ($2,874,534) and a working capital deficit of ($488,696). These problems were exacerbated by the subsequent burglary at our Pringy facility and the bankruptcy of Blue Industries SAS. While our recent private placement will alleviate the going concern issues, it will not eliminate them. Accordingly, the independent auditors' report on our financial statements for the year ended December 31, 2002 contains a fourth explanatory paragraph that our financial statements have been prepared assuming that our company will continue as a going concern and that the problems discussed above raise substantial doubt about our ability to continue as a going concern.

PLAN OF OPERATIONS

We are likely to incur operating losses for the foreseeable future. We have approximately $41,000 in cash and inventory at the date of this report and expect to receive an additional $300,000 within 30 days. We believe these cash resources will be adequate to provide for our operating expenses for a period of at least six months from the date of this Report. Thereafter, we will need additional capital to pay our operating expenses and finance our planned expansion.

Over the next six months, we intend to finance our business operations from the proceeds of our recent private placement. We believe we will be able to supplement our available cash resources with anticipated revenue from the sale of Blue Powder to distributors in Thailand and China. Revenues from product sales will be contingent on our ability to manufacture sufficient quantities of Blue Powder to satisfy our customers' requirements. There is no assurance that our expected product sales will result in revenues that will exceed our expected operating costs.

If revenues from product sales do not materialize or are less than presently anticipated, we will require additional funds to finance our day-to-day operations. Moreover, the recent restructuring of agreements with our principal distributors and the bankruptcy of Blue Industries SAS and the make it difficult to estimate what our long-term capital requirements will be. We are likely to need capital to pay our day-to-day operating costs, finance additions to our inventories and pay for the expansion of our sales and marketing activities. We may also need additional capital to finance the acquisition of complementary assets, technologies and businesses. We intend to pursue additional financing as opportunities arise.

Our ability to obtain additional financing in the future will be subject to a variety of uncertainties. The inability to raise additional funds on terms favorable to us, or at all, would have a material adverse effect on our business, financial condition and results of operations. If we are unable to obtain additional capital when required, we will be forced to scale back our planned expenditures, which would adversely affect our growth prospects.

We have the authority to issue 50,000,000 shares of Common Stock and 10,000,000 shares of a blank check preferred stock without a vote of the stockholders. We had 4,783,202 shares of Common Stock issued and outstanding on the date of this Report and expect to issue 750,000 additional shares upon completion of our recent private placement. Our Board has the authority to issue all or any part of our authorized and unissued capital stock to raise additional capital or finance acquisitions. The Board also has the authority to fix the rights, privileges and preferences of the holders of Preferred Stock, which may be superior to the rights of holders of the Common Stock. We expect to seek additional equity capital in the future and we may attempt to acquire other companies or operating assets as we develop our business and implement our growth strategy. Any future issuances of common or preferred stock will dilute the ownership interest of our current shareholders and may dilute the book value of our outstanding securities.

Due to our limited operating history, our business model and our growth strategy are unproven. We cannot be certain that our business model and our growth strategy will be successful or that we will be able to compete effectively, achieve market acceptance or otherwise address the risks associated with our existing and proposed business activities.

ITEM 7.       FINANCIAL STATEMENTS.

The following consolidated financial statements for the year ended December 31, 2002 are included in this Annual Report on Form 10-KSB:

Report of Durland & Company on our consolidated financial
     statements for the year ended December 31, 2002.................F-1

Report of BDO Dunwoody on our consolidated financial statements for the year ended December 31, 2001............................F-2

Consolidated Balance Sheets at December 31, 2002 and 2001............F-3

Consolidated Statements of Operations and Comprehensive
     Income (Loss) for the years ended December 31, 2002 and 2001....F-4

Consolidated Statements of Stockholders' Equity (Deficiency) for
     the years ended December 31, 2002 and 2001......................F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 2002 and 2001......................................F-6

Notes to Consolidated Financial Statements...........................F-7

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Blue Industries, Inc.
Pringy, France

We have audited the accompanying consolidated balance sheets of Blue Industries, Inc., (the "Company") as of December 31, 2002 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficiency) and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has experienced net losses since inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Durland & Company, CPAs, P.A.

Palm Beach, Florida
March 19, 2003

INDEPENDENT AUDITORS' REPORT




To the Directors and Stockholders of Blue Industries Inc.
(formerly Burrard Technologies, Inc.)


We have audited the Consolidated Balance Sheets of Blue Industries Inc. (formerly Burrard Technologies, Inc., a development stage company) as at December 31, 2001 and the Consolidated Statements of Operations, Changes in Capital Deficit and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Blue Industries Inc. (formerly Burrard Technologies, Inc.) as at December 31, 2001 and the related Consolidated Statements of Operations, Changes in Capital Deficit and Cash Flows for the year then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, at December 31, 2001, the Company did not recognize any revenue. This raises substantial doubt about is ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/S/ BDO DUNWOODY LLP

Chartered Accountants

Vancouver, Canada
March 11, 2002

Blue Industries, Inc.
 Consolidated Balance Sheets
December 31,



                                                                                    2002                2001
                                                                              ------------------ -------------------
                                   ASSETS
CURRENT ASSETS
  Cash and equivalents                                                                  $63,600             $18,280
  Accounts receivable (net of allowance of $30,063 and $0)                              338,088                   0
  Accounts receivable - related parties                                                 103,313                   0
   Inventory                                                                            687,019             334,462
                                                                              ------------------ -------------------
          Total current assets                                                        1,192,020             352,742
                                                                              ------------------ -------------------

PROPERTY AND EQUIPMENT
  Software                                                                               13,405              13,405
  Computers and equipment                                                               306,906              76,070

        Less: accumulated depreciation                                                 (37,936)                   0
                                                                              ------------------ -------------------

          Net property and equipment                                                    282,375              89,475
                                                                              ------------------ -------------------

OTHER ASSETS
  Deposits and other assets                                                              49,073               2,409
  Patent                                                                                  3,969                   0

        Less:  accumulated amortization                                                   (128)                   0
                                                                              ------------------ -------------------

          Net other assets                                                               52,914               2,409
                                                                              ------------------ -------------------
Total Assets                                                                         $1,527,309            $444,626
                                                                              ------------------ -------------------

             LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                                    $707,170             $73,823
   Accrued Expenses
       Payroll and taxes                                                                155,155                   0
       VAT tax payable                                                                  105,274                   0
   Due to a former officer                                                               66,088              56,176
   Short-term debt                                                                      647,029           4,255,660
                                                                              ------------------ -------------------

          Total current liabilities                                                   1,680,716           4,385,659
                                                                              ------------------ -------------------


Total Liabilities                                                                     1,680,716           4,385,659
                                                                              ------------------ -------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 and N/A par value, authorized 10,000,000 and N/A
shares;                                                                                       0                   -
     none issued and outstanding
   Common stock, $0.0001 and $0.001 par value, authorized 50,000,000 and
     25,000,000 shares; 3,985,332 and 17,662,000 issued and outstanding                     399              17,662
shares
   Additional paid-in capital                                                         2,715,147         (3,853,343)
   Accumulated comprehensive income (loss)                                                5,581               3,411
   Deficit                                                                          (2,874,534)           (108,763)
                                                                              --------------------------------------

          Total stockholders' equity (deficiency)                                     (153,407)         (3,941,033)
                                                                              ------------------ -------------------
Total Liabilities and Stockholders' Equity (Deficiency)                              $1,527,309            $444,626
                                                                              ------------------ -------------------

Blue Industries, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) Year Ended December 31,


                                                                                    2002                  2001
                                                                              ------------------     ---------------
REVENUES                                                                             $1,373,468                  $0
                                                                              ------------------     ---------------

COST OF SALES                                                                         1,080,139                   0
                                                                              ------------------     ---------------

          Gross margin                                                                  293,329                   0
                                                                              ------------------     ---------------

OPERATING EXPENSES
    Salaries                                                                            464,094                   0
    Depreciation and amortization                                                        34,227                   0
    General and administrative                                                        2,484,749              77,693
    Research and development                                                                  0                   0
                                                                              ------------------     ---------------

          Total operating expenses                                                    2,983,070              77,693
                                                                              ------------------     ---------------


 Operating Loss                                                                     (2,689,741)            (77,693)

                                                                              ------------------     ---------------

OTHER INCOME (EXPENSE):
    Interest income                                                                           1                   0
    Interest expense                                                                   (42,347)                   0
    Foreign currency transaction gain (loss)                                           (23,130)                   0
    Reserve for bad debt                                                               (26,750)                   0
                                                                              ------------------     ---------------

          Total other income (expense)                                                 (92,226)                   0
                                                                              ------------------     ---------------

Net loss                                                                            (2,781,967)            (77,693)

Other comprehensive income (loss):
    Foreign currency translation gain (loss)                                              2,170               3,411
                                                                              ------------------     ---------------

Comprehensive loss                                                                 $(2,779,797)           $(74,282)
                                                                              ------------------     ---------------

Net loss per common share                                                           $    (0.81)         $    (0.01)
                                                                              ------------------     ---------------

Weighted average number of common shares outstanding                                  3,434,230          17,662,000
                                                                              ------------------     ---------------


Blue Industries, Inc.
Consolidated Statements of Stockholders' Equity (Deficiency)

                                                                                                  Accum.                     Total
                                                                       Add'l.
Stock Comp. Retained Stockholders'
                                       Number of    Common      Paid-in     Subscriptions   Income     Earnings        Equity
                                         Shares      Stock      Capital      Receivable     (Loss)    (Deficit)     (Deficiency)
                                      ----------------------- ------------- -------------- --------- ------------- ---------------
BEGINNING BALANCE,
January 1, 2001                              1,000   $59,880            $0      $(29,940)        $0     $(31,070)        $(1,130)

Year ended December 31, 2001:
   Recapitalization                      7,599,000  (52,280)        52,280              0         0             0               0
   Stock subscription received                   0         0             0         29,940         0             0          29,940
   Distribution of assets at
   acquisition                                   0         0   (3,864,563)              0         0             0     (3,864,563)
   Settlement of debt                            0         0        31,070              0         0             0          31,070
   Reverse acquisition                  10,062,000    10,062      (72,130)              0         0        16,196        (45,872)
   Other comprehensive income (loss)             0         0             0              0     3,411             0           3,411
   Net loss                                      0         0             0              0         0      (77,693)        (77,693)
                                      ----------------------- ------------- -------------- --------- ------------- ---------------

BALANCE, December 31, 2001              17,662,000    17,662   (3,853,343)              0     3,411      (92,567)     (3,924,837)

Year ended December 31, 2002:
   Shares issued for cash                5,701,431     5,701     1,281,528              0         0             0       1,287,229
   Note forgiveness                              0         0     3,864,563              0         0             0       3,864,563
   Shares issued for inventory           9,757,489     9,758       397,355              0         0             0         407,113

   1 for 20 reverse split             (31,464,874)  (31,465)        31,465              0         0             0               0
   Amended par value                             0   (1,490)         1,490              0         0             0               0
   Shares issued for services            2,095,000       210       523,540              0         0             0         523,750
   Shares issued for cash                  234,286        23       468,549              0         0             0         468,572
   Other comprehensive income (loss)             0         0             0              0     2,170             0           2,170
   Net loss                                      0         0             0              0         0   (2,781,967)     (2,781,967)
                                      ----------------------- ------------- -------------- --------- ------------- ---------------


ENDING BALANCE, December 31, 2002        3,985,332      $399    $2,715,147             $0    $5,581  $(2,874,534)      $(153,407)
                                      ----------------------- ------------- -------------- --------- ------------- ---------------


Blue Industries, Inc.
Consolidated Statements of Cash Flows
Year Ended December 31,

                                                                                        2002                2001
                                                                                   ----------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                              $(2,781,967)          $(77,693)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                          34,227                  0
     Common stock issued for services                                                      523,750                  0
     Foreign exchange transaction gain (loss)                                               23,130                  0
     Reserve for bad debt                                                                   26,750                  0
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                          (327,572)                  0
     (Increase) decrease in inventory                                                    (222,914)                  0
     (Increase) decrease in deposits and other assets                                     (44,308)                  0
     Increase (decrease) in accounts payable                                               650,464                  0
     Increase (decrease) in VAT tax payable                                                 93,673             64,282
     Increase (decrease) in salaries and payroll and taxes                                 147,455                  0
                                                                                   ----------------     --------------

Net cash  provided (used) by operating activities                                      (1,877,312)           (13,411)
                                                                                   ----------------     --------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                  (203,165)                  0
     Cash acquired in acquisition                                                                0              1,751
     Increase expenditure application patent                                               (3,772)                  0
                                                                                   ----------------     --------------

Net cash provided (used) by investing activities                                         (206,937)              1,751
                                                                                   ----------------     --------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Receipt of subscription receivable                                                          0             29,940
     Related party advances                                                               (91,925)                  0
     Proceeds of  long term debt - related party                                           575,709                  0
     Issuance of common stock for cash                                                   1,755,801                  0
                                                                                   ----------------     --------------

Net cash provided by financing activities                                                2,239,585             29,940
                                                                                   ----------------     --------------

Effect of exchange rates on cash                                                         (110,016)                  0
                                                                                   ----------------     --------------

Net increase (decrease) in cash and equivalents                                             45,320             18,280

CASH and equivalents, beginning of period                                                   18,280                  0
                                                                                   ----------------     --------------

CASH and equivalents, end of period                                                        $63,600            $18,280
                                                                                   ----------------     --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                                           $0                 $0
                                                                                   ----------------     --------------

Non-Cash Financing Activities:
  Forgiveness of debt                                                                   $4,257,430            $31,070
                                                                                   ----------------     --------------
  Promissory note issued for acquisition of assets                                              $0         $4,288,500
                                                                                   ----------------     --------------

Blue Industries, Inc.
Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Principles
         Blue Industries, Inc., (the "Company"), was incorporated under the laws of the State of Nevada on April 5, 2000 as Burrard Technologies, Inc. ("Burrard") and was involved in software development. During 2001, the Company discontinued the software development and became inactive until December 18, 2001, when it acquired all the issued and outstanding shares of Technocall S.A. ("Technocall"), a Swiss company.

         Technocall SA, a proprietary micro-calculator and electronic management system that regulates and controls the water treatment process, had been inactive until September 2001, at which time it acquired all the assets comprising the Blue Industries water treatment process to be marketed to governmental and non-governmental organizations in Asia, Africa and the Middle East. This process enables the Company to develop water treatment apparatuses that achieve results in the fields of wastewater treatment, farm produce industry water treatment and drinking water potabilization.

         On April 2, 2002, the Company changed its legal name to Blue Industries Inc.

         The following summarize the Company's significant accounting and reporting policies and practices:

         a) Use of estimates In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

         b) Significant acquisition In September 2001, Technocall acquired substantially all of the assets comprising the Blue Industries water and treatment process from a then third party in exchange for a subordinated note payable in the amount of $4,288,500. The debt was subordinated against future indebtedness of the Company, is unsecured, non-interest bearing, with no specific terms of repayment. At the date of acquisition, the assets held a carrying value of $423,937. Subsequent to the acquisition, the stockholder agreed to forgive $31,070 of the note payable, which was recorded as a reduction in the distribution of capital.

         On December 18, 2001, the Company acquired all of the issued and outstanding shares of Technocall in exchange for 7.6 million common shares of the Company's common stock, in a reverse merger, which was accounted for as a reorganization of Technocall. Blue Industries, Inc. accounted for the reverse merger as an issuance of stock to be recorded as ($45,872).

         c) Principles of consolidation The consolidated financial statements include the accounts of Blue Industries, Inc. and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated.

         d) Net loss per common share Basic net loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

         e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $34,099 and $0 for the years ended December 31, 2002 and 2001, respectively.

Blue Industries, Inc.
Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Principles (Continued)
         f) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

         g) Patents Patents are recorded at cost and are amortized on a straight-line basis over five years, commencing in the period the patents are put into service. No residual value is expected at the end of the patents' useful lives. Amortization expense was $128 and $0 for the years ended December 31, 2002 and 2001, respectively.

         h) Revenue recognition In 2002, the Company entered into sales contracts with companies in China and Thailand to supply units containing the Blue water treatment process having contract values of 15 million Euros, (approximately $15,350,000), and $850,000, respectively. Revenue earned on these contracts are recognized as the units are shipped and all aspects of performance insofar as delivery and installation are complete, the price is fixed or determinable and the collection is probable. The Company considers all arrangements with payment terms extending beyond 12 months and other arrangements with payment terms longer than normal not to be considered fixed or determinable. If collectibility is not considered probable, revenue will be recognized when the revenue is collected. Product returns will be reserved in accordance with SFAS No. 48. Until the Company can establish a history of returns, recognition of revenue is deferred on sales to distributors having right of return privileges until the return period expires. Once a reliable return history is created, such returns will be estimated using historical return rates.

         In the future, the Company expects to offer software arrangements to its customers whereby the software license would include the rights to related products, such as upgrades and technical support. In such arrangements, the Company will allocate the total cost of the arrangement among each deliverable based upon the relative fair value of each of the deliverables, determined based on vendor-specific objective evidence of fair value.

         Cost of revenue will include shipping and related delivery costs.

         On February 1, 2002, the Company also entered into a joint venture of which the Company holds a 46% interest. Upon formation of the joint venture, the Company licensed the joint venture the water treatment technology for territories in the Middle East, North Africa and Iran. The co-venturer contributed cash and other working capital to the joint venture. As consideration for contributing the license, the Company will receive from the joint venture a fee of $1,000,000 and a 10% royalty on sales of water treatment units.

         i) Foreign currency transaction and translation gains (losses) As a Swiss company operating in Switzerland, Technocall's functional currency is the Swiss franc. Assets and liabilities of Technocall have been translated at the exchange rate in effect at the year end date, while revenue and expenses are translated at the average exchange rate for the period. Gains or losses on translation are deferred as a separate component of capital.

         As a French company operating in France, Blue Industries SAS's functional currency is the Euro. Assets and liabilities of Blue Industries SAS have been translated at the exchange rate in effect at the year end date, while revenue and expenses are translated at the average exchange rate for the period. Gains or losses on translation are deferred as a separate component of capital.

         The functional currency of Blue Industries, Inc. on a consolidated basis is the Euro, and the Company's reporting currency is the US Dollar. The Company translated the income statement items using the average exchange rate for the period and balance sheet items using the end of period exchange rate, except for equity items, which are translated at historical rates, in accordance with SFAS 52.

Blue Industries, Inc.
Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Principles (Continued)

         j) Research & development Research and development expenses are expensed in the period incurred.

         k) Software development costs In accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed", development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established.

         To December 31, 2001, no amounts were capitalized in connection with software development for the Company's water treatment process.

         l) VAT tax receivable/payable In Switzerland and France, as in many other countries, the government charges a Value Added Tax, (VAT), that is similar in nature to sales tax in the US. There are three major differences. First is that VAT is charged at each point of sale. Second is that there are no exemptions from the collection of VAT. Finally, each company files a VAT return with the government monthly reflecting the gross VAT collected and VAT paid. If the VAT paid is greater than the amount collected, the Company receives a refund from the government approximately three to five months later.

         m) Comprehensive income The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Changes in Capital Deficit. Comprehensive income is comprised of net income (loss) and all changes to capital deficit except those resulting from investments by owners and distribution to owners.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 3,985,332 and 17,662,000 shares of common stock and no shares of preferred stock issued and outstanding at December 31, 2002 and 2001, respectively.

         In March 2002, the Company's stockholders approved a change to the Company's authorized share capital to increase the authorized common stock to 50,000,000 shares at a par value of $0.001 per share, and to authorize the creation of 100,000,000 shares of preferred stock at a par value of $0.001 per share. In March 2002, the Company issued 534,765 shares of common stock in connection with a private placement for gross proceeds of $957,229, the majority of which was used to purchase inventory.

         Immediately prior to the acquisition of Technocall, two stockholders of the Company surrendered 7,125,000 common shares to the Company for cancellation. No consideration was paid on redemption of these shares. The fair value of the note payable to a former Technocall stockholder was not practicable to determine. On April 2, 2002, the noteholder agreed to forgive the balance owing, which is recorded as a reduction to the distribution of capital and additional paid-in capital.

         In early 2002, the Company issued 5,701,431 shares of restricted common stock for $1,287,229 in cash. With the forgiveness of the acquisition promissory note, the Company reversed the $3,864,563 charge to additional paid-in capital. In early 2002, the Company issued 9,757,489 shares of restricted common stock in exchange for inventory valued at $407,113, as delivered. In October 2002, the Company completed a 1 for 20 reverse split of the then issued and outstanding common shares, resulting in the retirement of 31,464,874 shares. In October 2002, the Company amended the Articles of Incorporation to change the par value of the common stock

Blue Industries, Inc.
Notes to Consolidated Financial Statements


(2) Stockholders' Equity (Continued) from $0.001 to $0.0001 per share. In the fourth quarter 2002, the Company issued 2,095,000 shares of restricted stock in exchange for services valued at $523,750, or $0.25 per share. This stock was issued to certain management and key consultants. The valuation was determined by the Board of Directors as a discount to the then market price of $0.40 per share. This was the only means by which the Company could retain these individuals in order for the Company to continue to grow. In the fourth quarter 2002, the Company issued 234,286 shares in exchange for $468,572 in cash.

(3) Income Taxes The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases on assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

         The amount recorded as deferred tax asset, cumulative as of December 31, 2002 and 2001 is approximately $2,611,200 and $24,800, respectively, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $2,611,200 and $24,800, as the Company has no history of profitable operations.

         The significant components net deferred tax asset as of December 31, 2002 and 2001 are:

                                          2002              2001
                                     ---------------     ------------
Net operating losses                     $6,528,100          $79,900
Valuation allowance                     (6,528,100)         (79,900)
                                     ---------------     ------------
Net deferred tax asset                           $0               $0
                                     ---------------     ------------

         Deferred income tax assets and the related valuation allowance of Burrard totaled $55,100 at the date of recapitalization. The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change resulting in a change in management's judgment regarding recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

         Provision for income taxes differs from the amount estimated using the Federal US statutory income tax rate as follows:
                                      2002              2001
                                 ---------------- ------------------
Federal statutory rate              $(2,611,200)          $(26,400)
Foreign taxation effect                        0              1,600
Increase in valuation allowance        2,611,200             24,800
                                 ---------------- ------------------
                                               0                 $0
                                 ---------------- ------------------

         At December 31, 2002, the Company had estimated loss carry-forwards of approximately $15,000 to reduce future Swiss taxable income, expiring in 2008, and approximately $6,528,000 to reduce future US taxable income, expiring in 2022, 2021 and 2020.

(4) Going Concern These financial statements have been prepared in accordance with United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Blue Industries, Inc.
Notes to Consolidated Financial Statements


(4) Going Concern (Continued) The conditions raising substantial doubt about the Company's ability to continue as a going concern are the $6,541,000 accumulated deficit, negative working capital balance and the theft of assets, principally inventory, in March 2003. The Company has been negotiating a potential large investment which, if completed, will alleviate the going concern doubt. The Company's financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

(5) Related Party Transactions
         a) Long-term debt Amounts due to a former director and officer of the Company are unsecured, non-interest bearing and due on demand.

(6) Commitments and Contingencies The Company entered into various lease agreements for premises requiring aggregate monthly minimum lease payments of $7,960 for a period of three years. The leases may be cancelled at the Company's option with 90 days' written notice.

         On February 6, 2002, the Company completed an agreement to acquire a manufacturing and marketing license for a wastewater purification device. The license covers various countries in the Middle East and North Africa and expires in February 2012, subject to renewal. In consideration for the license, the licensor was entitled to a royalty equal to 10% of sales of water purification devices by the Company, subject to a minimum royalty payment of $1,500,000 in each quarter, for a minimum annual royalty of $6,000,000. The Company was granted the option to redeem the royalties with one single payment corresponding to two annual royalty payments, provided this payment was made by March 30, 2002. The Company entered into a further agreement with the licensor whereby it agreed to issue 9,000,000 restricted shares of its common stock to the licensor in consideration for the reduction of royalties payable on sales of products incorporating the licensed patent, pursuant to the patent license contract with the licensor. This agreement was subsequently cancelled. The Company did not issue the 9,000,000 shares to the licensor, and the royalty remains as a royalty of 10% of sales. The licensor has offered to waive the minimum annual royalty under the patent license contract in exchange for making the license rights non-exclusive.

         The Company's success in relation to its water treatment process if dependent upon the good working relationship it can maintain with certain key suppliers whose products are integral to the performance of the water treatment system.

(7) Subsequent Events
         a) Inventory In March 2003, the Company's facilities in Pringy, France were broken into and virtually all of the Company's inventory was stolen. This theft was reported to the local police, who are investigating. This theft was apparently perpetrated by the individual who controlled the company that received 9,757,489 shares of common stock of the Company in exchange for inventory in early 2002. This individual left behind a signed letter stating that he had perpetrated the theft.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

BDO Dunwoody LLP of Vancouver, Canada, audited the financial statements of Burrard Technologies, Inc. for the years ended December 31, 2000 and 2001; and BDO Visura of Geneva, Switzerland audited the financial statements of Technocall SA for the year ended December 31, 2001. BDO Dunwoody and BDO Visura are both member firms of BDO International.

On October 23, 2002, our Board of Directors voted to dismiss BDO Dunwoody LLP and retain BDO Visura to serve as our independent auditor for the fiscal year ended December 31, 2002.

During the fiscal years December 31, 2000 and 2001, and the subsequent interim periods preceding the date of this report there were no reportable disagreements between us and BDO Dunwoody LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of BDO Dunwoody LLP, would have caused them to make reference to the subject matter of the disagreement or disagreements in their reports on the financial statements for such years.

The report of BDO Dunwoody, LLP dated March 11, 2002 (except as to Note 7(d), April 2, 2002) on our financial statements for the years ended December 31, 2000 and 2001 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except for a fourth explanatory paragraph that the financial statements had been prepared assuming that our company would continue as a going concern and that our lack of operating revenue during the year ended December 31, 2001 raised substantial doubt about our ability to continue as a going concern.

On March 18, 2003, our Board of Directors voted to dismiss BDO Visura retain Durland & Company, CPAs, PA, to serve as our independent auditor for the fiscal year ended December 31, 2002.

BDO Visura has not yet audited our financial statements for any fiscal periods. In connection with BDO Visura's reviews of our interim financial statements through March 11, 2003, there were no reportable disagreements with BDO Visura on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Visura, would have caused BDO Visura to make a reference thereto for such interim periods in its reports.

Prior to the engagement of Durland & Company, CPAs, PA, we did not consult with Durland & Company regarding (i) the application of accounting principles to a specific transaction; (ii) the type of audit opinion that might be rendered on our financial statements or (iii) any other matter that was either the subject of a disagreement with our former auditors or an otherwise reportable event.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Our Company's directors and executive officers are identified in the following table:

   Name                     Age            Positions
  Patrick Gouverneur        52  President, Chief Executive Officer and Director
  Cyril Heitzler            34  Treasurer, Secretary and Director
  Valerie Thierstein        34  Chief Financial Officer
  Philippe Notton           48  Director

       At the date of this Report, our Messrs. Gouverneur and Heitzler are the only full-time employees of our Company. We have entered into a contract with Ms. Valerie Thierstein who has agreed to work on a part-time basis as our chief financial officer until June 30, 2003. Biographical information on our officers and directors is set forth below.

Patrick Gouverneur has served as our president and as a member of our board of directors since October 18, 2002. Before joining our company, Mr. Gouverneur was employed for 6 years as the president of CIF International Corp., a Florida real estate management firm. Mr. Gouverneur is a graduate of the Lycee Ste Barbe and the European Business School, both in Paris, France.

Cyril Heitzler has served as our secretary/treasurer and as a member of our board of directors since December 2001. From 1998 through December 2001, Mr. Heitzler served as the industrial director of Cartis Group Inc. Previously, Mr. Heitzler was employed for three years as the technical director of Cartis International Ltd. where he was involved in the design and pre-industrialization of water treatment systems. From 1995 to 1999, Mr. Heitzler was also employed as technical director of Tedeco Ltd., a company involved in the design of domestic water treatment systems. Mr. Heitzler is a graduate of University of Lyon and holds the French equivalent of bachelor's degree in production engineering.

Valerie Thierstein has served as our chief financial officer since December 2001. From 2000 through December 2001, Ms. Thierstein served as the controller for CEFCA, the manufacturing affiliate Cartis Inc. Previously, Ms. Thierstein was employed for 3 years as the chief accountant for Cartis, Inc. Ms. Thierstein is a graduate of Annecy University and holds the French equivalent of an associate's degree in accounting.
INFORMATION CONCERNING THE BOARD OF DIRECTORS AND ITS COMMITTEES

We have no compensation committee, no audit committee, and no nominating committee. Decisions concerning nominees for Director and executive officer compensation for fiscal 2002 were made by the full Board of Directors.

The Board of Directors held regular meetings and took action by unanimous written consent on 8 occasions during the fiscal year ended December 31, 2002, in which all members of the board of directors took part.

Our Directors are elected annually and hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between any of our directors and executive officers. Board vacancies are filled by a majority vote of the Board.

SECTION 16(a) BENEFICIAL OWNERSHIP AND REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and provide copies of those reports to our company. Based solely on our review of the copies of the reports provided to us, we believe that all of our officers, directors and principal stockholders failed to comply on a timely basis with the requirements of Section 16(a) during the year ended December 31, 2002. The following schedule identifies each person who was required to file one or more reports pursuant to Section 16(a) of the Exchange Act and failed to file the required report. For purposes of the table, all transactions prior to October 28, 2002 have been restated to give pro forma effect to a 1 for 20 reverse split that was effected on that date.


Advanced Technologies
Development Ltd. (1)                 Shares           Required      Reportable         Report            Report
   (10% Stockholder)            Purchased (Sold)       Report       Event Date        Due Date         Filing Date

     Initial Statement               190,000           Form 3       17-Dec-2001      27-Dec-2001        Not filed
     Change in Ownership              25,000           Form 4       03-Jan-2002      10-Feb-2002        Not filed
     Change in Ownership             487,875           Form 4       30-May-2002      10-Jun-2002        Not filed
     Change in Ownership            (487,875)          Form 4       30-May-2002      10-Jun-2002        Not filed
     Change in Ownership            (140,123)          Form 4       21-Jun-2002      10-Jul-2002        Not filed
     Annual Statement                                  Form 5                        15-Feb-2003        Not filed

(1) Includes shares registered in the names of Advanced Technologies Development
Ltd. and Herve Gallion.




Cyril Heitzler (2)                   Shares           Required      Reportable         Report            Report
   (Officer and Director)           Purchased          Report       Event Date        Due Date         Filing Date
     Initial Statement               126,920           Form 3       30-May-2002      10-Jun-2002        Not filed
     Change in Ownership             155,000           Form 3       19-Dec-2002      10-Jan-2003        Not filed
     Annual Statement                                  Form 5                        15-Feb-2003        Not filed

(2) Includes shares registered in the name of Westward Ltd.

Philippe Notton                      Shares           Required      Reportable         Report            Report
   (Director)                       Purchased          Report       Event Date        Due Date         Filing Date
     Initial Statement                 5,000           Form 3                                           Not filed
     Change in Ownership             150,000           Form 4       19-Dec-2002      10-Jan-2003        Not filed
     Annual Statement                                  Form 5                        15-Feb-2003        Not filed

Fernand Leloroux (3)                 Shares           Required      Reportable         Report            Report
   (Former Officer)                 Purchased          Report       Event Date        Due Date         Filing Date
     Initial Statement                63,080           Form 3       17-Dec-2001      27-Dec-2001        Not filed
     Change in Ownership             126,920           Form 4       30-May-2002      10-Jun-2002        Not filed
     Annual Statement                                  Form 5                        15-Feb-2003        Not filed

(3) Includes shares registered in the names of Isher Ltd. and Axiom Ltd.

Rocasoprane Ltd. (4)                 Shares           Required      Reportable         Report            Report
   (10% Stockholder)                Purchased          Report       Event Date        Due Date         Filing Date
     Initial Statement               126,920           Form 3       17-Dec-2001      27-Dec-2001        Not filed
     Change in Ownership                               Form 3                                           Not filed
     Change in Ownership             250,000           Form 3       19-Dec-2002      10-Jan-2003        Not filed
     Annual Statement                                  Form 5                        15-Feb-2003        Not filed

(4) Includes shares registered in the names of Rocasoprane Ltd. and Christophe
Giovannetti.

Mohammed Al Yamani (5)               Shares           Required      Reportable         Report            Report
   (10% Stockholder)                Purchased          Report       Event Date        Due Date         Filing Date
     Stock Acquisition               126,920           Form 3       30-May-2002      10-Jun-2002        Not filed
     Stock Acquisition               125,000           Form 3       30-Aug-2002      10-Sep-2002        Not filed
     Stock Acquisition               250,000           Form 3       19-Dec-2002      10-Jan-2003        Not filed
     Annual Statement                                  Form 5                        15-Feb-2003        Not filed

(5) Includes shares registered in the names of Mohammed Al Yamani and Famoya
Holdings BV.

Bernard Bouverot                     Shares           Required      Reportable         Report            Report
   (Former Officer)                 Purchased          Report       Event Date        Due Date         Filing Date
     Initial Statement                25,000           Form 4       30-May-2002      10-Jun-2002        Not filed
     Change in Ownership              95,000           Form 4       19-Dec-2002      10-Jan-2003        Not filed
     Annual Statement                                  Form 5                        15-Feb-2003        Not filed

Patrick Gouverneur                   Shares           Required      Reportable         Report            Report
   (Officer and Director)           Purchased          Report       Event Date        Due Date         Filing Date
     Initial Statement                80,000           Form 3       19-Dec-2002      10-Jan-2003        Not filed
     Annual Statement                                  Form 5                        15-Feb-2003        Not filed


ITEM 10.      EXECUTIVE COMPENSATION.

The following table sets forth certain information as to the Company's highest paid executive officers and directors for the fiscal years ended December 31, 2002 and 2001. No other compensation was paid to any such officer or directors other than the compensation set forth below.


                                                                                       Long Term Compensation
                                                                                  ----------------------------------
                                                                                  ----------------------------------
                                                 Annual Compensation                      Awards          Payouts
                                    --------------------------------------------------------------------------------
             Name                                                        Other
             and                                                         Annual    Restricted                       All Other
          Principal                                                     Compen-      Stock     Options/     LTIP     Compen-
           Position            Year   Salary            Bonus          sation (1)    Awards      SARs     Payouts    sation
-------------------------------------------------------------------------------------------------------------------------------
Patrick Gouverneur
Chief Executive Officer
(effective October 15, 2002)    2002    $25,000                     $0          $0          $0          0        $0   $160,000

Cyril Heitzler                  2002    $75,000                     $0          $0          $0          0        $0   $310,000
Secretary/treasurer             2001         $0                     $0          $0          $0          0        $0         $0

Philippe Notton                 2002         $0                     $0          $0          $0          0        $0   $300,000
Director                                                                                                                    $0

Bernard Bouverot                2002    $60,000                     $0          $0          $0          0        $0   $190,000
Secretary/treasurer             2001         $0                     $0          $0          $0          0        $0         $0

Fernand Leloroux                2002    $96,250                     $0          $0          $0          0        $0         $0
Chief Executive Officer         2001         $0                     $0          $0          $0          0        $0         $0





In December 2002, we issued 480,000 shares of common stock to our officers and directors as compensation for services. All such shares have been valued at $.25 per share for financial reporting purposes and for purposes of the foregoing table.

STOCK OPTION GRANTS

We did not grant stock options to any executive officers during the fiscal years ended December 31, 2002 or 2001.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No stock options were exercised by executive officers during the fiscal years ended December 31, 2002 or 2001.

OUTSTANDING STOCK OPTIONS

No stock options were outstanding at December 31, 2002 or 2001.

COMPENSATION ARRANGEMENTS

We pay Mr. Patrick Gouverneur, our chief executive officer, a salary of $120,000 per annum. We do not have a written employment agreement with Mr. Gouverneur and we do not pay any additional compensation to Mr. Gouverneur for his services as a member of our board of directors.

We pay Mr. Cyril Heitzler, our secretary/treasurer, a salary of $75,000 per annum. We do not have a written employment agreement with Mr. Heitzler and we do not pay any additional compensation to Mr. Heitzler for his services as a member of our board of directors.
ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

We have 4,783,202 shares of common stock outstanding on the date of this Report and we will have 5,533,202 shares of common stock outstanding upon completion of our recent private placement. There are no outstanding securities, contracts or other instruments that obligate our company to issue shares of common stock in the future. The following table presents certain information regarding the beneficial ownership of our common stock by (i) each person known to own more than 5% of such securities, (ii) each of our directors, and (iii) all directors and officers as a group. Unless otherwise noted, we believe that each of identified stockholders has sole investment and voting power with regard to the securities listed opposite his name.

           Name of          Number of                  Percent
      Beneficial Owner      hares Owned               of Class
Olex Financial Ltd. (1)      1,500,000 (2)              27.1% (2)
Famoya Holdings BV (3)         501,920                  10.5%
Rocasoprane Ltd. (4)           409,861                   8.6%
Patrick Gouverneur (5)          80,000                   1.7%
Philippe Notton (5)            155,000                   3.2%
Cyril Heitzler (5)             281,920                   5.9%
Bernard Bouverot (5)           120,000                   2.5%
All officers & directors
 as a group (4 persons)        636,920                  13.3%


(1)  Road Town, Tortola BVI.
(2) Includes 750,000 outstanding shares and 750,000 shares issuable upon completion of our recent private placement.
(3) c/o Multinvest Overseas SA, Nevis, St Kitts & Nevis (4) Calle 55 El Cangrejo, Panama City, Republic of Panama (5) 9 Rue des Alpes, Geneva 1204 Switzerland

Except as otherwise noted, it is believed by us that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which our company was a party during the past two years, or any current or proposed transaction to which our company will be a party:

o   Any director or officer;

o   Any proposed nominee for election as a director;

o Any person who beneficially owns, directly or indirectly, shares more than 5% of our voting equity securities, or other securities that are or may be convertible into more than 5% of our voting equity securities; or

o Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who shares the same principal residence as person or who is a director or officer of any parent or subsidiary.

Payments to former affiliates

Prior to the acquisition of Technocall, we paid $1,000 per month to Mr. William Robertson, our former president as consideration for certain office space that was used in our business operations. This arrangement was terminated upon our acquisition of Technocall.

Acquisition of Technocall

We issued 380,000 shares of common stock to the Technocall shareholders on closing of the acquisition of Technocall on December 18, 2001 as follows:

       Advanced Technologies Development Co. Ltd.            190,000 Shares
       Rocasoprane Ltd.                                      126,920 Shares
       Axiom S.A.                                             63,080 Shares

Mr. Fernand Leloroux, our former president, and Cyril Heitzler, our secretary/treasurer, both served as officers and directors of Technocall prior to the Technocall acquisition. On the closing date, Mr. Leloroux was an officer, director and principal stockholder of Axiom S.A. Similarly; Mr. Heitzler was an officer, director and principal stockholder of Advanced Technologies Development Co. Ltd. on the closing date

ATD Note

Technocall purchased certain intellectual property, parts and supplies, machinery and equipment and computer software, together with an electronic smart card management system for small-throughput water treatment systems, from ATD. In connection with this purchase, Technocall issued a subordinated note payable to ATD in the amount of $4,288,500. The ATD note was unsecured, non-interest bearing, subordinated against future indebtedness of Technocall and had no specific terms for repayment. Since ATD was a significant stockholder of Technocall on the date of the transaction, we valued the purchased assets at $423,937, their historical cost to ATD. The difference between the face amount of the ATD note and the carrying value of the purchased assets was recorded in our financial statements for the year ended December 31, 2001 as a $3,864,563 distribution of equity. ATD subsequently agreed to forgive $31,070 of principal in recognition of certain expenses incurred by Technocall. The forgiveness was recorded as a reduction in the distribution of equity in our financial statements for the year ended December 31, 2001. In April 2002, ATD agreed to forgive the balance of the note. Accordingly, neither our company nor Technocall are liable for the repayment of the ATD note. The forgiveness of indebtedness was recorded as a reduction to the distribution of equity and additional paid-in capital in our financial statements for the year ended December 31, 2002.
Former Management

Purchase of supplies from ATD

In February 2002, we ordered $1,175,670 in supplies from ATD. In May 2002, our company, ATD and certain of ATD's creditors negotiated a triangular agreement where we issued 487,875 shares of common stock to creditors of ATD in full payment of the amount due under the February purchase order. Three of our directors were creditors of ATD who participated in the foregoing transaction and received shares of our common stock in connection therewith. The number of shares received by persons who were officers, directors or principal stockholders of our company on the date of this report is summarized below:

       Fernand Leloroux, a former officer and director    126,920 shares
       Cyril Heitzler, an officer and director            126,920 shares
       Famoya Holdings BV, a principal stockholder        126,920 shares
       Bernard Bouverot, a former director                 25,000 shares
                                                          -------
          Total                                           405,760 shares
                                                          =======

Resale of shares by ATD in violation of Section 16

We have been advised that on June 21, 2002, ATD completed a reorganization where it exchanged approximately 140,123 shares of our common stock for certain shares of Cartis, Inc. that were owned by others. In connection with this transaction, ATD distributed shares of our common stock to approximately 180 persons. Given the complexity of the exchange transaction effected by ATD and the fact that the transaction was closed 6 months and 4 days after our acquisition of Technocall, we believe there is a significant likelihood that the transaction violated
Section 16 of the Exchange Act and that any short-swing profits realized by ATD would be recoverable by our company if we had sufficient resources to fully investigate transaction and bring a suit for the disgorgement of those profits. In light of the recent bankruptcy of Blue Industries SAS, our very limited financial resources and the complexity of obtaining jurisdiction over Cartis, a Florida corporation, ATD, a Gibraltar corporation, and Mr. Herve Gallion, a Mauritius resident who is the principal stockholder of both Cartis and ATD, we have no present ability to institute a Section 16 action and we may be unable to do so before the 2-year statute of limitations specified in Section 16 expires.

Stockholder's loan

On June 25, 2002, Famoya Holdings BV agreed to loan our company up to $600,000 under a five-month loan facility. On the transaction date, Famoya holdings owned approximately 9.1% of our common stock. The interest associated with the loan facility is calculated at the rate of 2% per month on the outstanding principal balance. Three-quarters of the interest is payable in cash and one-quarter of the interest is payable in shares of our common stock at an agreed price of $2 per share. Principal and interest on the loan facility were payable in full on November 30, 2002 and the Famoya loan is presently in default. While Famoya has the right to convert the unpaid loan balance and all accrued interest into shares of our common stock at a price of $2 per share, the conversion price is significantly greater than the market price of our shares. Accordingly, Famoya is not expected to exercise its conversion rights.

Stock sales to related parties

In August 2002, we sold 125,000 shares of our restricted common stock to Dr. Mohammed Al Yamani, the principal stockholder of Famoya Holdings BV, for $230,000 in cash, a price that represented a substantial premium to the prevailing market price of our unrestricted shares on the transaction date. As a result of this transaction, Dr. Yamani became a principal stockholder of our company.

In September 2002, we sold 83,334 shares of our restricted common stock to Rocasoprane Ltd for $50,000 in cash, a price that represented a 40% discount from the prevailing market price of our unrestricted shares on the transaction date. Rocasoprane Ltd. was a former principal stockholder of Technocall and became a principal stockholder of our company as a result of this transaction.

Compensatory stock issuances

In December 2002, our board of directors issued 2,095,000 shares of our restricted common stock to 19 individuals in compensatory transactions that were valued at $.25 per share for financial reporting purposes. Of this total, 980,000 shares were issued to individuals who were officers, directors or principal stockholders of our company on the date of this report. The following table summarizes the stock issuances to those affiliates:

       Dr. Mohammed Al Yamani, a principal stockholder 250,000 shares Christophe Giovannetti, a principal stockholder 250,000 shares
       Cyril Heitzler, an officer and director            155,000 shares
       Philippe Notton, a director                        150,000 shares
       Bernard Bouverot, a former director                 95,000 shares
       Patrick Gouverneur, an officer and director         80,000 shares
                                                          -------
          Total                                           980,000 shares
                                                          =======

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

        3.1 Certificate of Amendment to the Articles of Incorporation of Blue Industries, Inc.

       10.1   Blue Industries, Inc. Incentive Stock Plan dated
              September 18, 2002..................................

       99.1   Certification of Chief Executive Officer pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002.....
       99.2   Certification of Chief Financial Officer pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002.....................
(b)      REPORTS ON FORM 8-K

On October 29, 2002, we filed a Current Report on Form 8-K to report the dismissal of BDO Dunwoody described in Item 8 to this report.

ITEM 14.      CONTROLS AND PROCEDURES

       As of May 1, 2003, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management including the President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of May 1, 2003. There have been no significant changes to the Company's internal controls or other factors that could significantly affect internal controls subsequent to May 1, 2003.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date May 8, 2003       BLUE INDUSTRIES, INC.

                       By              /s/ Patrick Gouverneur
                         ---------------------------------------------------
                       Patrick Gouverneur, Chief Executive Officer and Director

                       By              /s/ Valerie Thierstein
                         ---------------------------------------------------
                       Valerie Thierstein, Chief Financial Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER


I Patrick Gouverneur, Chief Executive Officer of Blue Industries, Inc. certify that:

1. I have reviewed this annual report on Form 10-KSB of Blue Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


           /s/ Patrick Gouverneur
Patrick Gouverneur, Chief Executive Officer
May 8, 2003

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER


I Valerie Thierstein, Chief Financial Officer of Blue Industries, Inc. certify that:

1. I have reviewed this annual report on Form 10-KSB of Blue Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

           /s/ Valerie Thierstein
Valerie Thierstein, Chief Financial Officer
May 8, 2003