Form 10QSB
period 2003-03-30
BLUE INDUSTRIES INC
filed 2003-05-21
CIK 1126752

1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

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



                                 9 Rue des Alpes
                             Geneva 1204 Switzerland
                    (Address of principal executive offices)


                              (011) 33 1 44 86 00 40
                           (Issuer's telephone number,
                             including country code)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,838,565 shares of Common Stock as of May 21, 2003.

         Transitional Small Business Disclosure Format (check one):
                Yes [  ]          No [X]


                                TABLE OF CONTENTS




PART I        FINANCIAL INFORMATION                                                                          PAGE

ITEM 1        Financial Statements

              Consolidated Balance Sheets                                                                      3

              Consolidated Statements of Operations and Comprehensive Income (Loss)                            4

              Consolidated Statements of Cash Flow                                                             5

              Consolidated Statements of Stockholders' Equity (Deficiency)                                     6

              Notes to Financial Statements                                                                    7

ITEM 2        Management's Discussion and Analysis of
                  Financial Condition and Plan of Operations                                                  11

PART II       OTHER INFORMATION                                                                               16

              SIGNATURES                                                                                      17



                              Blue Industries, Inc.
                           Consolidated Balance Sheets

                                                                             March 31, 2003     December 31, 2002
                                                                              (unaudited)
                                                                           ------------------- ---------------------
                                  ASSETS
CURRENT ASSETS
   Cash and equivalents                                                                $1,069               $63,600
   Accounts receivable (net of allowance of $44,282 and $30,063)                          980               338,088
   Accounts receivable - related parties                                               99,273               103,313
   VAT taxes receivable                                                               109,871                     0
   Inventory                                                                                0               687,019
                                                                           ------------------- ---------------------
          Total current assets                                                        211,193             1,192,020
                                                                           ------------------- ---------------------

PROPERTY AND EQUIPMENT
  Software                                                                                  0                13,405
  Computers and equipment                                                             196,494               306,906

        Less: accumulated depreciation                                               (43,219)              (37,936)
                                                                           ------------------- ---------------------

          Net property and equipment                                                  153,275               282,375
                                                                           ------------------- ---------------------

OTHER ASSETS
  Deposits and other assets                                                            38,022                49,073
  Patent                                                                                    0                 3,969

        Less:  accumulated amortization                                                     0                 (128)
                                                                           ------------------- ---------------------

          Net other assets                                                             38,022                52,914
                                                                           ------------------- ---------------------

Total Assets                                                                         $402,490            $1,527,309
                                                                           ------------------- ---------------------

            LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                                  $378,512              $707,170
       Payroll and taxes                                                               56,614               155,155
       VAT tax payable                                                                      0               105,274
   Due to a former officer                                                             31,644                66,088
   Short-term debt                                                                    834,260               647,029
                                                                           ------------------- ---------------------

          Total current liabilities                                                 1,301,030             1,680,716
                                                                           ------------------- ---------------------

Total Liabilities                                                                   1,301,030             1,680,716
                                                                           ------------------- ---------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.0001 and N/A par value, authorized 10,000,000 and
     N/A shares; no shares issued and outstanding                                           0                     0
Common stock, $0.0001 and $0.001 par value, authorized 50,000,000
     and 25,000,000 shares; 4,026,700 and 17,662,000 shares issued and                    403                   399
     outstanding shares
Additional paid-in capital                                                          2,797,879             2,715,147
Accumulated comprehensive income (loss)                                              (13,320)                 5,581
Deficit                                                                           (3,683,502)           (2,874,534)
                                                                           -----------------------------------------

          Total stockholders' equity (deficiency)                                   (898,540)             (153,407)
                                                                           ------------------- ---------------------
Total Liabilities and Stockholders' Equity (Deficiency)                              $402,490            $1,527,309
                                                                           ------------------- ---------------------

                             (The accompanying notes are an integral part of these financial statements.)


Blue Industries, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)


                                             Three Months Ended March 31,
                                                   2003                  2002

(unaudited) (unaudited)
                                           -----------     ---------------
REVENUES                                       $6,571            $867,032
                                           -----------     ---------------

COST OF SALES                                  23,126             199,861
                                           -----------     ---------------

          Gross margin                       (16,555)             667,171
                                           -----------     ---------------

OPERATING EXPENSES
    Salaries                                  200,294                   0
    Depreciation and amortization               9,781               7,682
    General and administrative                296,910             365,450
    Research and development                        0              41,856
                                           -----------     ---------------

          Total operating expenses            506,985             414,988
                                           -----------     ---------------

 Operating income (loss)                    (523,540)             252,183
                                           -----------     ---------------

OTHER INCOME (EXPENSE):
    Interest income                                367                   0
    Interest expense                               (8)                   0
    Foreign currency transaction
    gain (loss)                                  1,395                   0
    Reserve for bad debt                       (8,586)                   0
    Theft loss                               (479,003)                   0
    Gain on bankruptcy of subsidiary           200,407                   0
                                     ------------------     ---------------

          Total other income (expense)       (285,428)                   0
                                      ------------------     ---------------

Net income (loss)                            (808,968)             252,183

Income taxes
    Current                                         0              (15,561)
    Deferred                                        0              (44,223)

Other comprehensive income (loss):
    Foreign currency translation
    gain (loss)                               (18,901)                   0
                                        ------------------     ---------------

Comprehensive loss                           $(827,869)            $192,399
                                        ------------------     ---------------

Net loss per common share                      $  (0.20)            $ (0.01)
                                        ------------------     ---------------

Weighted average number of
 common shares outstanding                      3,999,213          17,695,105
                                        ------------------     ---------------






 (The accompanying notes are an integral part of these financial statements.)


Blue Industries, Inc.
Consolidated Statements of Stockholders' Equity (Deficiency)


                                                                                  Accum.                      Total
                                                                       Add'l.
Stock Comp. Retained Stockholders'
                                       Number of    Common      Paid-in     Subscriptions   Income      Earnings       Equity
                                         Shares      Stock      Capital      Receivable     (Loss)     (Deficit)    (Deficiency)
                                      ----------------------- ------------- -------------- ---------- ------------- --------------
BEGINNING BALANCE,
January 1, 2001                              1,000   $59,880            $0      $(29,940)         $0     $(31,070)       $(1,130)

Year ended December 31, 2001:
 Recapitalization                      7,599,000  (52,280)        52,280              0          0             0              0
 Stock subscription received                   0         0             0         29,940          0             0         29,940
 Distribution of assets at acquisition         0         0   (3,864,563)              0          0             0    (3,864,563)
 Settlement of debt                            0         0        31,070              0          0             0         31,070
 Reverse acquisition                  10,062,000    10,062      (72,130)              0          0        16,196       (45,872)
 Other comprehensive income (loss)             0         0             0              0      3,411             0          3,411
 Net loss                                      0         0             0              0          0      (77,693)       (77,693)
                                      ----------------------- ------------- -------------- ---------- ------------- --------------

BALANCE, December 31, 2001              17,662,000    17,662   (3,853,343)              0      3,411      (92,567)    (3,924,837)

Year ended December 31, 2002:
   Shares issued for cash                5,701,431     5,701     1,281,528              0          0             0      1,287,229
   Note forgiveness                              0         0     3,864,563              0          0             0      3,864,563
   Shares issued for inventory           9,757,489     9,758       397,355              0          0             0        407,113
   1 for 20 reverse split             (31,464,874)  (31,465)        31,465              0          0             0              0
   Amended par value                             0   (1,490)         1,490              0          0             0              0
   Shares issued for services            2,095,000       210       523,540              0          0             0        523,750
   Shares issued for cash                  234,286        23       468,549              0          0             0        468,572
   Other comprehensive income (loss)             0         0             0              0      2,170             0          2,170
   Net loss                                      0         0             0              0          0   (2,781,967)    (2,781,967)
                                      ----------------------- ------------- -------------- ---------- ------------- --------------


BALANCE, December 31, 2002               3,985,332       399     2,715,147              0      5,581   (2,874,534)      (153,407)

Quarter ended March 31, 2003:
   Shares issued for cash                   41,368         4        82,733              0          0             0         82,736
   Comprehensive income (loss)                   0         0             0              0   (18,901)             0       (18,901)
   Net loss                                      0         0             0              0          0     (808,968)      (808,968)
                                  ----------------------- ------------- -------------- ---------- ------------- --------------

ENDING BALANCE, March 31, 2003
unaudited)
                                         3,985,332      $403    $2,797,879             $0  $(13,320)  $(3,683,502)     $(898,540)
                                    ----------------------- ------------- -------------- ---------- ------------- --------------







                             (The accompanying notes are an integral part of these financial statements.)





Blue Industries, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31,
(Unaudited)
                                                                                        2003                2002

(unaudited) (unaudited)
                                                                                   ----------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                       $(808,968)           $192,399
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                           9,781              7,682
     Foreign exchange transaction gain (loss)                                              (1,395)                  0
     Reserve for bad debt                                                                    8,586                  0
     Deferred income taxes                                                                       0             44,223
     Theft loss                                                                            479,003                  0
     Gain on bankruptcy of subsidiary                                                    (200,402)                  0
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                            382,161          (679,771)
     (Increase) decrease in accounts receivable - related parties                            7,934                  0
     (Increase) decrease in inventory                                                            0          (769,350)
     (Increase) decrease in deposits and other assets                                        1,895           (30,985)
     Increase (decrease) in accounts payable                                                 8,805            399,084
     Increase (decrease) in accounts payable - related parties                              31,172              9,912
     Increase (decrease) in VAT tax payable                                              (215,967)                  0
     Increase (decrease) in salaries and payroll and taxes                                  56,409                  0
                                                                                   ----------------     --------------

Net cash  provided (used) by operating activities                                        (240,986)          (826,806)
                                                                                   ----------------     --------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                    (1,136)           (67,985)
                                                                                   ----------------     --------------

Net cash provided (used) by investing activities                                           (1,136)           (67,985)
                                                                                   ----------------     --------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds of stockholders' debt                                                         77,042                  0
     Proceeds of  long term debt - related party                                               884                  0
     Issuance of common stock for cash                                                      82,736            957,635
                                                                                   ----------------     --------------

Net cash provided by financing activities                                                  160,662            957,635
                                                                                   ----------------     --------------

Effect of exchange rates on cash                                                            18,899              (908)
                                                                                   ----------------     --------------

Net increase (decrease) in cash and equivalents                                           (62,561)             61,936

CASH and equivalents, beginning of period                                                   63,600             18,280
                                                                                   ----------------     --------------

CASH and equivalents, end of period                                                         $1,039            $80,216
                                                                                   ----------------     --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                                           $8                 $0
                                                                                   ----------------     --------------

Non-Cash Financing Activities:
  Forgiveness of debt                                                                           $0         $3,990,470
                                                                                   ----------------     --------------

                             (The accompanying notes are an integral part of these financial statements.)

Blue Industries, Inc.
Notes to Consolidated Financial Statements
(Information with regard to the three months ended March 31, 2003 and 2002 is unaudited)


(1) The Company
         Blue Industries, Inc., (the "Company"), was incorporated under the laws of the State of Nevada on April 5, 2000 as Burrard Technologies, Inc. ("Burrard") and was involved in software development. During 2001, the Company discontinued the software development and became inactive until December 18, 2001, when it acquired all the issued and outstanding shares of Technocall S.A. ("Technocall"), a Swiss company. On April 2, 2002, the Company changed its legal name to Blue Industries Inc.

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

(2) Summary of Significant Accounting Principles The following summarize the more significant accounting and reporting policies and practices of the Company:

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

         e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $9,781 and $7,682 for the quarters ended March 31, 2003 and 2002, respectively.

Blue Industries, Inc.
Notes to Consolidated Financial Statements


(2) Summary of Significant Accounting Principles (Continued)
         f) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

         g) Revenue recognition In 2002, the Company entered into sales contracts with companies in China and Thailand to supply units containing the Blue water treatment process having contract values of 15 million Euros, (approximately $15,350,000), and $850,000, respectively. Revenue earned on these contracts are recognized as the units are shipped and all aspects of performance insofar as delivery and installation are complete, the price is fixed or determinable and the collection is probable. The Company considers all arrangements with payment terms extending beyond 12 months and other arrangements with payment terms longer than normal not to be considered fixed or determinable. If collectibility is not considered probable, revenue will be recognized when the revenue is collected. Product returns will be reserved in accordance with SFAS No. 48. Until the Company can establish a history of returns, recognition of revenue is deferred on sales to distributors having right of return privileges until the return period expires. Once a reliable return history is created, such returns will be estimated using historical return rates.

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

         h) Foreign currency transaction and translation gains (losses) As a Swiss company operating in Switzerland, Technocall's functional currency is the Swiss franc. Assets and liabilities of Technocall have been translated at the exchange rate in effect at the year end date, while revenue and expenses are translated at the average exchange rate for the period. Gains or losses on translation are deferred as a separate component of capital.

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

         i) Research & development Research and development expenses are expensed in the period incurred.

         j) VAT tax receivable/payable In Switzerland and France, as in many other countries, the government charges a Value Added Tax, (VAT), that is similar in nature to sales tax in the US. There are three major differences. First is that VAT is charged at each point of sale. Second is that there are no exemptions from the collection


Blue Industries, Inc.
Notes to Consolidated Financial Statements


(2) Summary of Significant Accounting Principles (Continued)
         j) VAT tax receivable/payable (continued) of VAT. Finally, each company files a VAT return with the government monthly reflecting the gross VAT collected and VAT paid. If the VAT paid is greater than the amount collected, the Company receives a refund from the government approximately three to five months later.

         k) Comprehensive income The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Changes in Capital Deficit. Comprehensive income is comprised of net income (loss) and all changes to capital deficit except those resulting from investments by owners and distribution to owners.

         l) Interim financial information The financial statements for the three months ended March 31, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

(3) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 3,985,332 and 17,662,000 shares of common stock and no shares of preferred stock issued and outstanding at December 31, 2002 and 2001, respectively.

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

         In early 2002, the Company issued 5,701,431 shares of restricted common stock for $1,287,229 in cash. With the forgiveness of the acquisition promissory note, the Company reversed the $3,864,563 charge to additional paid-in capital. In early 2002, the Company issued 9,757,489 shares of restricted common stock in exchange for inventory valued at $407,113, as delivered. In October 2002, the Company completed a 1 for 20 reverse split of the then issued and outstanding common shares, resulting in the retirement of 31,464,874 shares. In October 2002, the Company amended the Articles of Incorporation to change the par value of the common stock from $0.001 to $0.0001 per share. In the fourth quarter 2002, the Company issued 2,095,000 shares of restricted stock in exchange for services valued at $523,750, or $0.25 per share. This stock was issued to certain management and key consultants. The valuation was determined by the Board of Directors as a discount to the then market price of $0.40 per share. This was the only means by which the Company could retain these individuals in order for the Company to continue to grow. In the fourth quarter 2002, the Company issued 234,286 shares in exchange for $468,572 in cash.

         In the first quarter 2003, the Company issued 41,368 shares in exchange for $82,736 in cash.

Blue Industries, Inc.
Notes to Consolidated Financial Statements


(4) Income Taxes The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases on assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

         The amount recorded as deferred tax asset, cumulative as of March 31, 2003 is approximately $1,440,000, respectively, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,440,000, as the Company has no history of profitable operations.

         The significant components net deferred tax asset as of March 31, 2003 is:

                  Net operating losses                     $1,440,000
                  Valuation allowance                      (1,440,000)
                                                      ----------------
                  Net deferred tax asset                           $0
                                                      ----------------

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

         At December 31, 2002, the Company had estimated loss carry-forwards of approximately $15,000 to reduce future Swiss taxable income, expiring in 2008, and approximately $2,874,500 to reduce future US taxable income, expiring in 2022, 2021 and 2020.

(5) Going Concern These financial statements have been prepared in accordance with United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

         The conditions raising substantial doubt about the Company's ability to continue as a going concern are the $3,683,500 accumulated deficit, negative working capital balance and the theft of assets, principally inventory, in March 2003. The Company has been negotiating a potential large investment which, if completed, will alleviate the going concern doubt. The Company's financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

(6) Related Party Transactions
         a) Long-term debt Amounts due to a former director and officer of the Company are unsecured, non-interest bearing and due on demand.

Blue Industries, Inc.
Notes to Consolidated Financial Statements


(7) Commitments and Contingencies The Company entered into various lease agreements for premises requiring aggregate monthly minimum lease payments of $7,960 for a period of three years. The leases may be cancelled at the Company's option with 90 days' written notice.

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

(8) Theft of Inventory In March 2003, the Company's facilities in Pringy, France were broken into and virtually all of the Company's inventory was stolen. This theft was reported to the local police, who are investigating. This theft was apparently perpetrated by the individual who controlled the company that received 9,757,489 shares of common stock of the Company in exchange for inventory in early 2002. This individual left behind a signed letter stating that he had perpetrated the theft.

(9)      Bankruptcy of Subsidiary As a direct result of the theft described in
         Note 7, the Company elected to liquidate Blue Industries, SAS. As a result, the Company recorded a $200,4000 gain.

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

       We generated $1,373,468 in revenue during the year ended December 31, 2002. Of this total, $867,032 was generated during the quarter ended March 31, 2002. Our revenue for the remainder of 2002 was sporadic and the implementation of our business plan was impeded by numerous economic and technical problems that are discussed in our annual report on Form 10-KSB.

       As described in Items 1 and 3 of our annual report on Form 10-KSB, we filed a bankruptcy petition under French law for the liquidation of Blue Industries SAS, our French subsidiary, on April 8, 2003. At December 31, 2002, March 31, 2003 and at the date of the bankruptcy filing, the bulk of our consolidated assets and liabilities were assets and liabilities of Blue Industries SAS.

       Due to our history of operating losses, the theft of substantial property from our Pringy facility, our decision to file a bankruptcy petition on behalf of our principal operating subsidiary and the other uncertainties discussed in our annual report on Form 10-KSB, there is substantial uncertainty over our ability to continue functioning as a going concern. The short-term plan of operations discussed below is subject to numerous contingencies and uncertainties and we can offer no assurance that our company or our business will survive.

LIQUIDITY AND FINANCIAL CONDITION

       We had $1,069 in cash at March 31, 2003, as compared to $63,600 at December 31, 2002. At March 31, 2003, our working capital deficit was $1,089,837, as compared to $488,696 at December 31, 2001. Our year-end working capital deficit was exacerbated by the burglary at our Pringy facility, which resulted in the loss of $294,000 in inventory and $103,000 in plant and equipment. As described elsewhere in this report, our board of directors ultimately concluded that the only reasonable response to the insurmountable working capital deficit arising from the theft loss was to commence a bankruptcy proceeding for our French subsidiary Blue Industries SAS.

       In April 2003, we agreed to sell 1,500,000 shares of our common stock in a private placement transaction that provides for a purchase price of $0.40 per share, or $600,000 in the aggregate. We received an initial installment of $300,000 on April 30, 2003 and expect to receive the $300,000 balance within 30 days.

RESULTS OF OPERATIONS

       We incurred a gross loss of ($16,555) on sales of $6,571 during the first quarter of 2003, as compared with a gross profit of $667,171 on sales of $867,032 during the first quarter of the preceding year.

       We incurred an operating loss of ($523,540) in the first quarter of 2003, as compared with operating income of $252,183 during the first quarter of the preceding year. The principal components of our operating loss for the first quarter of were:

o      $200,294 in salaries;

o      $296,910 in general and administrative expenses; and

o      $9,871 in depreciation and amortization;

       After accounting for $479,003 in theft losses and a $200,407 gain on the bankruptcy of Blue Industries SAS, our net loss was ($808,968) during the first quarter of 2003, as compared with $252,183 in net income for the first quarter of the preceding year.

       Our comprehensive net loss was ($827,869) during the first quarter of 2003, as compared with comprehensive net income of $192,399 for the first quarter of the preceding year.

       We have significantly reduced our staff and operating overhead as a result of the bankruptcy of Blue Industries SAS. Therefore we do not believe that our results of operations for the three-month period ended March 31, 2003 are a reliable indicator of our future operating results. If we are able to successfully implement the plan of operations described below we can expect increased revenues and decreased costs during the remainder of the current fiscal year. But we are presently unable to predict the magnitude of the revenue increases or the overall amount of the anticipated cost savings.

GOING CONCERN QUALIFICATION

       As at December 31, 2002, we had accumulated losses of ($2,874,534) and a working capital deficit of ($488,696). These problems were exacerbated by the subsequent burglary at our Pringy facility and the bankruptcy of Blue Industries SAS. While our recent private placement will alleviate the going concern issues, it will not eliminate them. Accordingly, readers are cautioned that our financial statements for the period ended March 31, 2003 have been prepared assuming that our company will continue as a going concern. The problems discussed above raise substantial doubt about our ability to continue as a going concern.

PLAN OF OPERATIONS

       We are likely to incur operating losses for the foreseeable future. We have approximately $27,000 in cash at the date of this report and expect to receive an additional $300,000 within 30 days. We believe these cash resources will be adequate to provide for our operating expenses for a period of at least six months from the date of this Report. Thereafter, we will need additional capital to pay our operating expenses and finance our planned expansion.

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

       We have the authority to issue 50,000,000 shares of Common Stock and 10,000,000 shares of a blank check preferred stock without a vote of the stockholders. We had 4,838,565 shares of Common Stock issued and outstanding on the date of this Report and expect to issue 750,000 additional shares upon completion of our recent private placement. Our Board has the authority to issue all or any part of our authorized and unissued capital stock to raise additional capital or finance acquisitions. The Board also has the authority to fix the rights, privileges and preferences of the holders of Preferred Stock, which may be superior to the rights of holders of the Common Stock. We expect to seek additional equity capital in the future and we may attempt to acquire other companies or operating assets as we develop our business and implement our growth strategy. Any future issuances of common or preferred stock will dilute the ownership interest of our current shareholders and may dilute the book value of our outstanding securities.

ITEM 3.       CONTROLS AND PROCEDURES

Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the principal executive officer and principal financial officer have concluded that such controls and procedures are effective.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of evaluation.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              NONE

ITEM 2.       CHANGES IN SECURITIES

Private Placements of Common Stock

       In the first quarter of 2003, we sold 41,368 shares of common stock in private placement transactions that generated $82,773 in net cash proceeds. We conducted the foregoing sales to non-U.S. persons in reliance on Regulation S. Each sale was an offshore transaction. Each purchaser certified that he or she:
(a) is not a U.S. person; (b) will not resell the purchased shares unless the resale is made in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration; (c) will not engage in hedging transactions with regard to the shares; and (d) understands that we will refuse to register any transfer of the shares not in compliance with the requirements of applicable law. Each purchaser represented his intention to acquire our shares for investment only and not with a view toward distribution. Each investor was given adequate access to sufficient information about our company to make an informed investment decision. All certificates bear an appropriate restrictive legend.

ITEM 3.       DEFAULTS ON SENIOR SECURITIES

              NONE

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              NONE

ITEM 5.       OTHER INFORMATION

              NONE

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     EXHIBITS

99.1 Statement of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Statement of principal accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    REPORTS ON FORM 8-K

                               None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     BLUE INDUSTRIES INC.

                     /s/ Patrick Gouverneur
                     Patrick Gouverneur
                     Principal executive officer
                     Dated: May 21, 2003

                                  CERTIFICATION


I Patrick Gouverneur, principal executive officer of Blue Industries, Inc. certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of Blue
         Industries, Inc.;

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


/s/ Patrick Gouverneur
Patrick Gouverneur, principal executive officer
May 21, 2003

                                  CERTIFICATION


I Valerie Thierstein, principal financial officer of Blue Industries, Inc.
 certify that:

1. I have reviewed this annual report on Form 10-QSB of Blue Industries, Inc.;

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

/s/ Valerie Thierstein
Valerie Thierstein, principal financial officer
May 21, 2003