Form 10KSB/A
period 2002-12-31
BLUE INDUSTRIES INC
filed 2003-05-22
CIK 1126752

Page 1

            SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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




ASSETS                                                       As reported        Adjustments       As adjusted
                                                           ----------------  ----------------- -----------------
Cash and equivalents                                           $    63,600                          $    63,600
Accounts receivable (net)
                                                                   441,401                              441,401
Inventory
                                                           -------------
                                                                  687,019           (294,000)          393,019
                                                                  --------                             -------
     Total current assets
                                                                 1,192,020                              898,020

                                                                                                              -
Property and equipment (net)
                                                                   282,375           (56,000)           226,375

Other assets (net)                                                 52,914            (47,000)            5,914
                                                           -       -------   -       --------  -         -----
           Total Assets                                      $  1,527,309                         $  1,130,309
                                                           = =============                     =  ============

LIABILITIES                                                  As reported        Adjustments       As adjusted
                                                           ----------------  ----------------- -----------------

Total current liabilities                                    $  1,680,716        $  (306,000)     $  1,986,716
                                                           - -------------                     -  -------------
          Total Liabilities                                  $  1,680,716                         $  1,680,716

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock
                                                                       399                                  399
Additional paid-in capital
                                                                 6,381,397                            6,381,397
Accumulated comprehensive earnings and deficit
                                                           -------
                                                               (6,535,203)           (91,000)       (6,626,203)
                                                               -----------                          -----------
     Total stockholders' (deficiency)                         $  (153,407)                         $  (244,407)
          Total Liabilities and Stockholders' Equity          $  1,527,309                         $  1,436,309
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

ITEM 7.       FINANCIAL STATEMENTS.

The following consolidated financial statements for the year ended December 31, 2002 are included in this Annual Report on Form 10-KSB:

Report of Durland & Company on our consolidated financial statements for the years ended December 31, 2002 and 2001......................................F-1

Consolidated Balance Sheets at December 31, 2002 and 2001...................F-2

Consolidated Statements of Operations and Comprehensive
     Income (Loss) for the years ended December 31, 2002 and 2001...........F-3

Consolidated Statements of Stockholders' Equity (Deficiency) for
     the years ended December 31, 2002 and 2001.............................F-4

Consolidated Statements of Cash Flows for the years ended
     December 31, 2002 and 2001.............................................F-5

Notes to Consolidated Financial Statements..................................F-6

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Blue Industries, Inc.
Pringy, France

We have audited the accompanying consolidated balance sheets of Blue Industries, Inc., (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficiency) and cash flows for the two years ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the two years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

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



Durland & Company, CPAs, P.A.

Palm Beach, Florida
March 19, 2003



Blue Industries, Inc.
 Consolidated Balance Sheets
December 31,


                                                                                    2002                2001
                                                                              ------------------ -------------------

                                   ASSETS
CURRENT ASSETS
  Cash and equivalents                                                                  $63,600             $18,280
  Accounts receivable (net of allowance of $30,063 and $0)                              338,088                   0
  Accounts receivable - related parties                                                 103,313                   0
   Inventory                                                                            687,019             334,462
                                                                              ------------------ -------------------
          Total current assets                                                        1,192,020             352,742
                                                                              ------------------ -------------------

PROPERTY AND EQUIPMENT
  Software                                                                               13,405              13,405
  Computers and equipment                                                               306,906              76,070

        Less: accumulated depreciation                                                 (37,936)                   0
                                                                              ------------------ -------------------

          Net property and equipment                                                    282,375              89,475
                                                                              ------------------ -------------------

OTHER ASSETS
  Deposits and other assets                                                              49,073               2,409
  Patent                                                                                  3,969                   0

        Less:  accumulated amortization                                                   (128)                   0
                                                                              ------------------ -------------------

          Net other assets                                                               52,914               2,409
                                                                              ------------------ -------------------
Total Assets                                                                         $1,527,309            $444,626
                                                                              ------------------ -------------------

             LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                                    $707,170             $73,823
   Accrued Expenses
       Payroll and taxes                                                                155,155                   0
       VAT tax payable                                                                  105,274                   0
   Due to a former officer                                                               66,088              56,176
   Short-term debt                                                                      647,029           4,255,660
                                                                              ------------------ -------------------

          Total current liabilities                                                   1,680,716           4,385,659
                                                                              ------------------ -------------------


Total Liabilities                                                                     1,680,716           4,385,659
                                                                              ------------------ -------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 and N/A par value, authorized 10,000,000 and N/A
shares;                                                                                       0                   -
     none issued and outstanding
   Common stock, $0.0001 and $0.001 par value, authorized 50,000,000 and
     25,000,000 shares; 3,985,332 and 17,662,000 issued and outstanding                     399              17,662
shares
   Additional paid-in capital                                                         2,715,147         (3,853,343)
   Accumulated comprehensive income (loss)                                                5,581               3,411
   Deficit                                                                          (2,874,534)           (108,763)
                                                                              --------------------------------------

          Total stockholders' equity (deficiency)                                     (153,407)         (3,941,033)
                                                                              ------------------ -------------------
Total Liabilities and Stockholders' Equity (Deficiency)                              $1,527,309            $444,626
                                                                              ------------------ -------------------

Blue Industries, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) Year Ended December 31,


                                           2002                  2001
                                       -------------     ---------------

REVENUES                                 $1,373,468                  $0
                                       -------------     ---------------

COST OF SALES                             1,080,139                   0
                                       -------------     ---------------

          Gross margin                      293,329                   0
                                       -------------     ---------------

OPERATING EXPENSES
    Salaries                                464,094                   0
    Depreciation and amortization            34,227                   0
    General and administrative            2,484,749              77,693
    Research and development                      0                   0
                                       -------------     ---------------

          Total operating expenses        2,983,070              77,693
                                       -------------     ---------------

 Operating Loss                         (2,689,741)            (77,693)
                                       -------------     ---------------

OTHER INCOME (EXPENSE):
    Interest income                               1                   0
    Interest expense                       (42,347)                   0
    Foreign currency transaction
     gain (loss)                           (23,130)                   0
    Reserve for bad debt                   (26,750)                   0
                                         ----------     ---------------

          Total other income (expense)     (92,226)                   0
                                         ----------     ---------------

Net loss                                (2,781,967)            (77,693)

Other comprehensive income (loss):
    Foreign currency translation
    gain (loss)                              2,170               3,411
                                    ------------------     ---------------

Comprehensive loss                     $(2,779,797)           $(74,282)
                                   ------------------     ---------------

Net loss per common share              $    (0.81)         $    (0.01)
                                   ------------------     ---------------

Weighted average number of
common shares outstanding                3,434,230          17,662,000
                                    ------------------     ---------------


Blue Industries, Inc.
Consolidated Statements of Stockholders' Equity (Deficiency)


                                                                                                  Accum.                     Total
                                                                       Add'l.
Stock Comp. Retained Stockholders'
                                         Number of    Common      Paid-in     Subscriptions   Income     Earnings        Equity
                                           Shares      Stock      Capital      Receivable     (Loss)    (Deficit)     (Deficiency)
                                         ---------------------- ------------- -------------- --------- ------------- ---------------
BEGINNING BALANCE,

January 1, 2001                                1,000   $59,880            $0      $(29,940)        $0     $(31,070)        $(1,130)

Year ended December 31, 2001:
   Recapitalization                        7,599,000  (52,280)        52,280              0         0             0               0
   Stock subscription received                     0         0             0         29,940         0             0          29,940
   Distribution of assets at acquisition           0         0   (3,864,563)              0         0             0     (3,864,563)
   Settlement of debt                              0         0        31,070              0         0             0          31,070
   Reverse acquisition                    10,062,000    10,062      (72,130)              0         0        16,196        (45,872)
   Other comprehensive income (loss)               0         0             0              0     3,411             0           3,411
   Net loss                                        0         0             0              0         0      (77,693)        (77,693)
                                         ---------------------- ------------- -------------- --------- ------------- ---------------

BALANCE, December 31, 2001                17,662,000    17,662   (3,853,343)              0     3,411      (92,567)     (3,924,837)

Year ended December 31, 2002:
   Shares issued for cash                5,701,431     5,701     1,281,528              0         0             0       1,287,229
   Note forgiveness                              0         0     3,864,563              0         0             0       3,864,563
   Shares issued for inventory           9,757,489     9,758       397,355              0         0             0         407,113
   1 for 20 reverse split             (31,464,874)  (31,465)        31,465              0         0             0               0
   Amended par value                             0   (1,490)         1,490              0         0             0               0
   Shares issued for services            2,095,000       210       523,540              0         0             0         523,750
   Shares issued for cash                  234,286        23       468,549              0         0             0         468,572
   Other comprehensive income (loss)             0         0             0              0     2,170             0           2,170
   Net loss                                      0         0             0              0         0   (2,781,967)     (2,781,967)
                                      ----------------------- ------------- -------------- --------- ------------- ---------------


ENDING BALANCE, December 31, 2002        3,985,332      $399    $2,715,147             $0    $5,581  $(2,874,534)      $(153,407)
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

           Name of           Number of                  Percent
      Beneficial Owner      Shares Owned               of Class
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

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

        3.1   Certificate of Amendment to the Articles of
              Incorporation of Blue Industries, Inc.                  *

       10.1   Blue Industries, Inc. Incentive Stock Plan dated
              September 18, 2002..................................*



* Incorporated by reference to our report on Form 10-KSB dated May 8, 2003.

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

Date May 22, 2003      BLUE INDUSTRIES, INC.

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

1. I have reviewed this annual report on Form 10-KSB/A of Blue Industries, Inc.;

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


           /s/ Patrick Gouverneur
Patrick Gouverneur, Chief Executive Officer
May 22, 2003

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER


I Valerie Thierstein, Chief Financial Officer of Blue Industries, Inc. certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Blue Industries, Inc.;

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

           /s/ Valerie Thierstein
Valerie Thierstein, Chief Financial Officer
May 22, 2003