Form 10QSB
period 2003-06-30
BLUE INDUSTRIES INC
filed 2003-09-19
CIK 1126752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-32567


                              BLUE INDUSTRIES INC.
               --------------------------------------------------
                 (Name of small business issuer in its charter)


               NEVADA                                      52-2273215
------------------------------------            --------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                            Identification No.)



                                 9 Rue des Alpes
                             Geneva 1204 Switzerland
                    ----------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including country code: (011) 33 1 44 86 00 40

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,845,714 shares of Common Stock as of September 18, 2003.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS




PART I  FINANCIAL INFORMATION                                               PAGE

ITEM 1  Financial Statements

  Consolidated Balance Sheets                                               F-3

  Consolidated Statements of Operations and Comprehensive Income (Loss)     F-4

  Consolidated Statements of Stockholders' Equity (Deficiency)              F-5

  Consolidated Statements of Cash Flow                                      F-6

  Notes to Financial Statements                                             F-8

ITEM 2  Management's Discussion and Analysis of
        Financial Condition and Plan of Operations                           14

PART II OTHER INFORMATION                                                    17

        SIGNATURES                                                           18

                              Blue Industries, Inc.
                           Consolidated Balance Sheets

                                                                             June 30, 2003      December 31, 2002
                                                                           ------------------- ---------------------
                                                                              (unaudited)

                                 ASSETS
CURRENT ASSETS
   Cash and equivalents                                                                  $355               $63,600
   Accounts receivable (net of allowance of $46,448 and $30,063)                       95,815               338,088
   Accounts receivable - related parties                                              102,495               103,313
   VAT taxes receivable                                                               127,204                     0
   Inventory                                                                                0               687,019
                                                                           ------------------- ---------------------
          Total current assets                                                        325,869             1,192,020
                                                                           ------------------- ---------------------

PROPERTY AND EQUIPMENT
  Software                                                                                  0                13,405
  Computers and equipment                                                             209,980               306,906

        Less: accumulated depreciation                                               (55,591)              (37,936)
                                                                           ------------------- ---------------------

          Net property and equipment                                                  154,389               282,375
                                                                           ------------------- ---------------------

OTHER ASSETS
  Deposits and other assets                                                            39,881                49,073
  Patent                                                                                    0                 3,969

        Less:  accumulated amortization                                                     0                 (128)
                                                                           ------------------- ---------------------

          Net other assets                                                             39,881                52,914
                                                                           ------------------- ---------------------
Total Assets                                                                         $520,139            $1,527,309
                                                                           ------------------- ---------------------

            LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                                  $403,281              $707,170
   Accrued Expenses
       Payroll and taxes                                                               54,289               155,155
       VAT tax payable                                                                      0               105,274
   Due to related parties                                                              65,645                66,088
   Short-term debt                                                                    772,070               647,029
                                                                           ------------------- ---------------------

          Total current liabilities                                                 1,295,285             1,680,716
                                                                           ------------------- ---------------------

Total Liabilities                                                                   1,295,285             1,680,716
                                                                           ------------------- ---------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 and N/A par value, authorized 10,000,000
and          N/A shares; none issued and outstanding                                        0                     0
   Common stock, $0.0001 par value, authorized 50,000,000 shares;
      4,845,714 and 3,985,332 issued and outstanding shares                               485                   399
   Additional paid-in capital                                                       3,133,403             2,715,147
   Accumulated comprehensive income (loss)                                             49,888                 5,581
   Deficit                                                                        (3,958,922)           (2,874,534)
                                                                           -----------------------------------------

          Total stockholders' equity (deficiency)                                   (775,146)             (153,407)
                                                                           ------------------- ---------------------
Total Liabilities and Stockholders' Equity (Deficiency)                              $520,139            $1,527,309
                                                                           ------------------- ---------------------


     The accompanying notes are an integral part of the financial statements

                              Blue Industries, Inc.
                      Consolidated Statements of Operations
                         and Comprehensive Income (Loss)

                                                               Three Months Ended            Six Months Ended
                                                                    June 30,                     June 30,
                                                           --------------------------- -----------------------------
                                                               2003          2002          2003           2002
                                                           ------------- ------------- ------------- ---------------
                                                           (unaudited)   (unaudited)   (unaudited)    (unaudited)

REVENUES                                                     $   91,466    $    1,352   $    98,037    $    868,384
                                                           ------------- ------------- ------------- ---------------

COST OF SALES                                                    48,830        15,406        71,956         356,963
                                                           ------------- ------------- ------------- ---------------

            Gross Margin                                         42,636       (14,054)       26,081         511,421
                                                           ------------- ------------- ------------- ---------------

OPERATING EXPENSES
   General and administrative                                   607,863       582,257       782,988         947,707
   Depreciation and amortization                                 10,170         8,730        19,951          16,412
   Research and development                                      23,263         4,033        23,263          45,889
                                                           ------------- ------------- ------------- ---------------

          Total operating expenses                              641,296       595,020       826,202       1,010,008
                                                           ------------- ------------- ------------- ---------------

Operating Loss                                                 (598,660)     (609,074)     (800,121)       (498,587)
                                                           ------------- ------------- ------------- ---------------

OTHER INCOME (EXPENSE)
   Interest income                                                   10             0           377               0
   Interest expense                                                   0             0            (8)              0
   Foreign currency transaction gain (loss)                         261             0         1,656               0
   Reserve for bad debt                                               0             0        (8,824)              0
   Theft loss                                                         0             0      (479,003)              0
    Gain on bankruptcy of subsidiary                                  0             0       201,535               0
                                                           ------------- ------------- ------------- ---------------

          Total other income (expense)                              271             0      (284,267)              0

Net loss before tax credit and minority interest               (598,389)     (609,074)   (1,084,388)       (498,587)

Income taxes
   Current                                                            0        15,408             0            (153)
   Deferred                                                           0        12,061             0               0
                                                           ------------- ------------- ------------- ---------------

Net loss                                                       (598,389)     (581,605)   (1,084,388)       (498,740)

Other comprehensive income (loss):
   Foreign currency translation gain (loss)                      63,208             0        44,307               0
                                                           ------------- ------------- ------------- ---------------

Comprehensive loss                                           $ (535,181)   $ (581,605) $ (1,040,081)     $ (498,740)
                                                           ------------- ------------- ------------- ---------------

Net loss per common share, basic                             $    (0.13)   $    (0.03)   $    (0.25)     $    (0.03)
                                                           ------------- ------------- ------------- ---------------

Weighted average number of shares outstanding                 4,474,835    21,557,700     4,271,521      19,528,100
                                                           ------------- ------------- ------------- ---------------





     The accompanying notes are an integral part of the financial statements

                              Blue Industries, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)

                                                                                           Accum.                     Total
                                                                Add'l.         Stock        Comp.      Retained   Stockholders'
                                      Number of    Common      Paid-in     Subscriptions   Income      Earnings      Equity
                                        Shares      Stock      Capital      Receivable     (Loss)     (Deficit)   (Deficiency)
                                     ------------ ---------- ------------- ------------- -------- ------------- -------------

BALANCE, December 31, 2001             17,662,000    17,662   (3,853,343)             0    3,411      (92,567)   (3,924,837)

Year ended December 31, 2002:
   Shares issued for cash               5,701,431     5,701     1,281,528             0        0             0     1,287,229
   Note forgiveness                             0         0     3,864,563             0        0             0     3,864,563
   Shares issued for inventory          9,757,489     9,758       397,355             0        0             0       407,113
   1 for 20 reverse split            (31,464,874)  (31,465)        31,465             0        0             0             0
   Amended par value                            0   (1,490)         1,490             0        0             0             0
   Shares issued for services           2,095,000       210       523,540             0        0             0       523,750
   Shares issued for cash                 234,286        23       468,549             0        0             0       468,572
   Other comprehensive income (loss)            0         0             0             0    2,170             0         2,170
   Net loss                                     0         0             0             0        0   (2,781,967)   (2,781,967)
                                     ------------ ---------- ------------- ------------- -------- ------------- -------------


BALANCE, December 31, 2002              3,985,332       399     2,715,147             0    5,581   (2,874,534)     (153,407)

Six months ended June 30, 2003:
   Shares issued for cash                  46,368         5        92,731             0        0             0        92,736
   Shares issued for cash                 750,000        75       299,925             0        0             0       300,000
   Shares issued for services              64,014         6        25,600             0        0             0        25,606
   Comprehensive income (loss)                  0         0             0             0   44,307             0        44,307
   Net loss                                     0         0             0             0        0   (1,084,388)   (1,084,388)
                                     ------------ ---------- ------------- ------------- -------- ------------- -------------

ENDING BALANCE, June 30, 2003
(unaudited)                             4,845,714      $485    $3,133,403            $0  $49,888  $(3,958,922)    $(775,146)
                                     ------------ ---------- ------------- ------------- -------- ------------- -------------





     The accompanying notes are an integral part of the financial statements

                              Blue Industries, Inc.
                      Consolidated Statements of Cash Flows

                                                                                     Six Months Ended June 30,
                                                                                     2003                2002
                                                                                ----------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                  $(1,084,388)         $(498,740)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                       19,951             16,412
     Common stock issued for services                                                    25,606                  0
     Foreign exchange transaction gain (loss)                                           (1,656)                  0
     Reserve for bad debt                                                                 8,824                  0
     Deferred income taxes                                                                    0                  0
     Theft loss                                                                         479,003                  0
     Gain on bankruptcy of subsidiary                                                 (200,402)                  0
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                         249,901           (62,526)
     (Increase) decrease in accounts receivable - related parties                         9,731                  0
     (Increase) decrease in inventory                                                         0        (1,190,417)
     (Increase) decrease in deposits and other assets                                     1,947           (34,773)
     Increase (decrease) in accounts payable                                             16,793            591,871
     Increase (decrease) in accounts payable - related parties                           63,364              9,912
     Increase (decrease) in VAT tax payable                                                   0                  0
     Increase (decrease) in salaries and payroll and taxes                               53,729                  0
                                                                                ----------------     --------------

Net cash  provided (used) by operating activities                                     (357,597)        (1,168,261)
                                                                                ----------------     --------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                 (4,908)           (87,956)
     Cash acquired in acquisition                                                             0                  0
     Increase expenditure application patent                                                  0                  0
                                                                                ----------------     --------------

Net cash provided (used) by investing activities                                        (4,908)           (87,956)
                                                                                ----------------     --------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Receipt of subscription receivable                                                       0            957,635
     Proceeds of debt from third parties                                                 66,088                  0
     Proceeds of  long term debt - related party                                            909                  0
     Issuance of common stock for cash                                                  242,084            280,800
                                                                                ----------------     --------------

Net cash provided by financing activities                                               309,081          1,238,435
                                                                                ----------------     --------------

Effect of exchange rates on cash                                                        (9,821)             46,153
                                                                                ----------------     --------------

Net increase (decrease) in cash and equivalents                                        (63,245)             28,371

CASH and equivalents, beginning of period                                                63,600             18,170
                                                                                ----------------     --------------

CASH and equivalents, end of period                                                        $355            $46,541
                                                                                ----------------     --------------



     The accompanying notes are an integral part of the financial statements

                              Blue Industries, Inc.
                      Consolidated Statements of Cash Flows

                                                                                            Six Months Ended June 30,
                                                                                     2003                2002
                                                                                ----------------     --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                                        $8                 $0
                                                                                ----------------     --------------

Non-Cash Financing Activities:
  Forgiveness of debt                                                                        $0         $3,990,470
                                                                                ----------------     --------------










     The accompanying notes are an integral part of the financial statements

                              Blue Industries, Inc.
                   Notes to Consolidated Financial Statements
                   (Information with regard to the six months ended June 30, 2003 and 2002 is unaudited)

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

     On December 18, 2001, the Company acquired all of the issued and outstanding shares of Technocall in exchange for 7.6 million common shares of the Company's common stock, in a reverse merger, which was accounted for as a reorganization of Technocall. Blue Industries, Inc. accounted for the reverse merger as an issuance of stock recorded at ($45,872).

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

     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $19,951 and $16,412 for the six months ended June 30, 2003 and 2002, respectively.

     f) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

                              Blue Industries, Inc.
                   Notes to Consolidated Financial Statements

(2)  Summary of Significant Accounting Principles (Continued)
     g) Revenue recognition In 2002, the Company entered into sales contracts with companies in China and Thailand to supply units containing the Blue water treatment process having contract values of 15 million Euros, (approximately $15,350,000), and $850,000, respectively. Revenue earned on these contracts are recognized as the units are shipped and all aspects of performance insofar as delivery and installation are complete, the price is fixed or determinable and the collection is probable. The Company considers all arrangements with payment terms extending beyond 12 months and other arrangements with payment terms longer than normal not to be considered fixed or determinable. If collectibility is not considered probable, revenue will be recognized when the revenue is collected. Product returns will be reserved in accordance with SFAS No. 48. Until the Company can establish a history of returns, recognition of revenue is deferred on sales to distributors having right of return privileges until the return period expires. Once a reliable return history is created, such returns will be estimated using historical return rates.

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

     l) Interim financial information The financial statements for the six months ended June 30, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

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

                              Blue Industries, Inc.
                   Notes to Consolidated Financial Statements

(3)  Stockholders'  Equity (Continued)
     In early 2002, the Company issued 5,701,431 shares of restricted common stock for $1,287,229 in cash. With the forgiveness of the acquisition promissory note, the Company reversed the $3,864,563 charge to additional paid-in capital. In early 2002, the Company issued 9,757,489 shares of restricted common stock in exchange for inventory valued at $407,113, as delivered. In October 2002, the Company completed a 1 for 20 reverse split of the then issued and outstanding common shares, resulting in the retirement of 31,464,874 shares. In October 2002, the Company amended the Articles of Incorporation to change the par value of the common stock from $0.001 to $0.0001 per share. In the fourth quarter 2002, the Company issued 2,095,000 shares of restricted stock in exchange for services valued at $523,750, or $0.25 per share. This stock was issued to certain management and key consultants. The valuation was determined by the Board of Directors as a discount to the then market price of $0.40 per share. . This was the only means by which the Company could retain these individuals in order for the Company to continue to grow. In the fourth quarter 2002, the Company issued 234,286 shares in exchange for $468,572 in cash, or $2 per share. In February and March 2003, the Company issued 46,368 shares in exchange for $92,736 in cash, or $2 per share. In May 2003, the Company issued 750,000 shares in exchange for $300,000 in cash, or $0.40 per share. In June 2003, the Company issued 64,014 shares in exchange for $25,606 in services, or $0.40 per share.

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

     The amount recorded as deferred tax asset, cumulative as of June 30, 2003 is approximately $1,570,000, respectively, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,570,000, as the Company has no history of profitable operations.

     The significant components net deferred tax asset as of June 30, 2003 is:

         Net operating losses                $1,570,000
         Valuation allowance                 (1,570,000)
                                             ------------
         Net deferred tax asset              $        0
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

                              Blue Industries, Inc.
                   Notes to Consolidated Financial Statements

(5)  Going Concern (Continued)
     The conditions raising substantial doubt about the Company's ability to continue as a going concern are the $3,958,900 accumulated deficit, negative working capital balance and the theft of assets, principally inventory, in March 2003. The Company has been negotiating a potential large investment which, if completed, will alleviate the going concern doubt. The Company's financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

(8) Theft of Inventory In March 2003, the Company's facilities in Pringy, France were broken into and virtually all of the Company's inventory was stolen. This theft was reported to the local police, who are investigating. This theft was apparently perpetrated by the individual who controlled the company that received 9,757,489 shares of common stock of the Company in exchange for inventory in early 2002. This individual left behind a signed letter stating that he had perpetrated the theft. The Company recorded a $479,000 loss as a result of this theft.

(9) Bankruptcy of Subsidiary As a direct result of the theft described in Note 7, the Company elected to liquidate Blue Industries, SAS. As a result, the Company recorded a $201,500 gain.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis contains forward-looking statements. The words "may," "will," "expect," "believe," "plan," "intend," "anticipate," "estimate," "continue," and similar expressions, as well as discussions of our strategy and pending transactions, are intended to identify forward-looking statements. You should be aware that these "forward-looking" statements are subject to a number of risks, assumptions and uncertainties. If any of these risks or uncertainties materialize (of if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements.

     You should not unduly rely on these forward-looking statements, which speak only as of the date of this filing. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this filing or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the forward-looking statements set forth in this Report. You should read the following discussion with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

     We generated $1,373,468 in revenue during the year ended December 31, 2002. Of this total, $868,384 was generated during the six months ended June 30, 2002. Our revenue for the remainder of 2002 was sporadic and the implementation of our business plan was impeded by numerous economic and technical problems that are discussed in our annual report on Form 10-KSB.

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

RESULTS OF OPERATIONS

     We earned a gross profit of $26,081 on sales of $98,037 during the first half of 2003, as compared with a gross profit of $511,421 on sales of $868,384 during the first half of the preceding year.

     We incurred an operating loss of ($800,121) in the first half of 2003, as compared with an operating loss of ($496,587) during the first half of the preceding year.

     After accounting for miscellaneous income and expense, theft losses and gains on the bankruptcy of Blue Industries SAS, our net loss was ($1,084,388), or ($.25) per share, during the first half of 2003, as compared with a net loss of ($498,740), or ($.03) per share, during the first half of the preceding year.

     Our comprehensive net loss was ($1,040,081), or ($.25) per share, during the first half of 2003, as compared with a comprehensive net loss of ($498,740), or ($.03) per share, for the first half of the preceding year.

     We have significantly reduced our staff and operating overhead as a result of the bankruptcy of Blue Industries SAS. Therefore we do not believe that our results of operations for the six-month period ended June 30, 2003 are a reliable indicator of our future operating results.

LIQUIDITY AND FINANCIAL CONDITION

     In April 2003, we agreed to sell 1,500,000 shares of our common stock in a private placement transaction that provided for a purchase price of $0.40 per share, or $600,000 in the aggregate. We received an initial installment of $300,000 on April 30, 2003. Due to the ongoing financial difficulties described in this report, the purchaser decided it was unwilling to complete the second stage of the stock purchase transaction. Therefore, we have abandoned our plans to continue in business as a manufacturer of specialty water treatment equipment. We are presently attempting to sell our remaining assets and restructure our affairs.

     We had $355 in cash at June 30, 2003, as compared to $63,600 at December 31, 2002. At June 30, 2003, our working capital deficit was ($969,416), as compared to a working capital deficit of ($1,089,837) at March 31, 2003.

GOING CONCERN QUALIFICATION

     As at December 31, 2002, we had accumulated losses of ($2,874,534) and a working capital deficit of ($488,696). These problems were exacerbated by the subsequent burglary at our Pringy facility and the bankruptcy of Blue Industries SAS. While our financing activities helped to alleviate the going concern issues, they did not eliminate them. As at June 30, 2003, we had accumulated losses of ($3,958,922) and a working capital deficit of ($969,416). Accordingly, readers are cautioned that our financial statements for the period ended June 30, 2003 have been prepared assuming that our company will continue as a going concern. The problems discussed above raise substantial doubt about our ability to continue as a going concern.

PLAN OF OPERATIONS

     We intend to implement a plan whereby our remaining assets will be sold and our company will be restructured as a "public shell" for the purpose of effecting a business combination transaction with a suitable privately held company that has both business history and operating assets and wants to be publicly held. There is no assurance that we will be able to successfully implement the proposed restructuring or that any proceeds from the liquidation of our remaining assets will be sufficient to pay a material portion of our outstanding debts. Since we have no substantial financial resources, we will probably be required to issue equity securities as the sole consideration for any acquisition that we are able to negotiate.

     We will incur a variety of direct operating expenses including the fees charged by our transfer agent and auditors, the costs of communicating with our stockholders and the costs of maintaining an information website for our stockholders and other interested parties. Our company will also be obligated to reimburse our officers and directors for the out-of-pocket expenses they incur on our behalf. There is no limit on the amount of allowable expense reimbursements and our board of directors will have the sole authority to review and approve of the reasonableness of such expenses.

     During the next twelve months, our operating expenses will consist of the legal, accounting and administrative expenses associated with liquidating our remaining assets, preparing and distributing reports to stockholders and investigating potential business opportunities. While we have no commitments for additional capital, management believes our company will be able to raise sufficient funds to maintain skeleton operations during the restructuring process.

     We have not identified any potential targets as of the date of this Form 10-QSB. Accordingly, it is impossible to our capital needs for the next 12 months. In the event that additional funding is required to review or investigate any potential merger or acquisition candidate, we may attempt to raise the required capital through a private placement to accredited investors. Since we are not conducting a registered offering of securities at the present time and do not intend to conduct such an offering in the foreseeable future, our management team does not believe that Rule 419 will be applicable to our proposed activities.

ITEM 3.  CONTROLS AND PROCEDURES

     As of September 15, 2003, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management including the President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 15, 2003. There have been no significant changes to the Company's internal controls or other factors that could significantly affect internal controls subsequent to September 15, 2003.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         NONE

ITEM 2.  CHANGES IN SECURITIES

Private Placements of Common Stock

     In the second quarter of 2003, we sold 750,000 shares of common stock in a private placement transaction that generated $300,000 in net cash proceeds. In connection with this transaction, we issued 61,865 shares of common stock to finders and others as compensation associated with the private placement. We conducted the foregoing sales to non-U.S. persons in reliance on Regulation S. Each sale was an offshore transaction. Each purchaser certified that he or she:
(a) is not a U.S. person; (b) will not resell the purchased shares unless the resale is made in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration; (c) will not engage in hedging transactions with regard to the shares; and (d) understands that we will refuse to register any transfer of the shares not in compliance with the requirements of applicable law. Each purchaser represented his intention to acquire our shares for investment only and not with a view toward distribution. Each investor was given adequate access to sufficient information about our company to make an informed investment decision. All certificates bear an appropriate restrictive legend.

     In the second quarter of 2003, we issued 2,149 shares of common stock in compensatory transactions. We conducted the foregoing sales to non-U.S. persons in reliance on Regulation S. Each sale was an offshore transaction. Each purchaser certified that he or she: (a) is not a U.S. person; (b) will not resell the purchased shares unless the resale is made in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration; (c) will not engage in hedging transactions with regard to the shares; and (d) understands that we will refuse to register any transfer of the shares not in compliance with the requirements of applicable law. Each purchaser represented his intention to acquire our shares for investment only and not with a view toward distribution. Each investor was given adequate access to sufficient information about our company to make an informed investment decision. All certificates bear an appropriate restrictive legend.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

              NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              NONE

ITEM 5.  OTHER INFORMATION

              NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)     EXHIBITS


31.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1 Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BLUE INDUSTRIES INC.

                                    /s/ Patrick Gouverneur
                                    ----------------------------------
                                    Patrick Gouverneur
                                    Chief Executive Officer and
                                    Chief Financial Officer
                                    September 19, 2003