Form 10QSB
period 2003-09-30
BLUE INDUSTRIES INC
filed 2003-12-01
CIK 1126752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MarkOne)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2003

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-32567


                              BLUE INDUSTRIES INC.
               ---------------------------------------------------
                 (Name of small business issuer in its charter)


               NEVADA                                       52-2273215
--------------------------------------       -----------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

                                 9 Rue des Alpes
                             Geneva 1204 Switzerland
             ------------------------------------------------------
                    (Address of principal executive offices)

                             (011) 33 1 44 86 00 40
             ------------------------------------------------------
                           (Issuer's telephone number,
                             including country code)


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,845,714 shares of Common Stock as of September 30, 2003.

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS




PART I  FINANCIAL INFORMATION                                               PAGE

ITEM 1  Financial Statements

        Consolidated Balance Sheets                                            3

        Consolidated Statements of Operations and Comprehensive Income (Loss)  4

        Consolidated Statements of Stockholders' Equity (Deficiency)           5

        Consolidated Statements of Cash Flow                                   6

        Notes to Financial Statements                                          7

ITEM 2  Management's Discussion and Analysis of
            Financial Condition and Plan of Operations                        12

ITEM 3  Controls and Procedures                                               16

PART II OTHER INFORMATION                                                     16

ITEM 1. Legal Proceedings                                                     16

ITEM 2. Changes in Securities                                                 16

ITEM 3. Defaults on Senior Securities                                         16

ITEM 4. Submission of Matters to a Vote of Security Holders                   16

ITEM 5. Other Information                                                     16

ITEM 6. Exhibits and Reports on Form 8-K                                      16

        SIGNATURES                                                            17

                              Blue Industries, Inc.
                           Consolidated Balance Sheets

                                                           September 30, 2003   December 31, 2002
                                                           -------------------  --------------------
                                                              (unaudited)
                                  ASSETS
CURRENT ASSETS
   Cash and equivalents                                                $6,392               $63,600
   Accounts receivable
        (net of allowance of $67,801 and $30,063)                           0               338,088
   Accounts receivable - related parties                              104,513               103,313
   VAT taxes receivable                                                     0                     0
   Inventory                                                                0               687,019
                                                           -------------------  --------------------
          Total current assets                                        110,905             1,192,020
                                                           -------------------  --------------------

PROPERTY AND EQUIPMENT
  Software                                                                  0                13,405
  Computers and equipment                                             214,115               306,906
        Less: accumulated depreciation                                (67,147)              (37,936)
                                                           -------------------  --------------------
          Net property and equipment                                  146,968               282,375
                                                           -------------------  --------------------

OTHER ASSETS
  Deposits and other assets                                            40,667                49,073
  Patent                                                                    0                 3,969

        Less:  accumulated amortization                                     0                  (128)
                                                           -------------------  --------------------
          Net other assets                                             40,667                52,914
                                                           -------------------  --------------------
Total Assets                                                         $298,540            $1,527,309
                                                           ===================  ====================
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                  $310,533              $707,170
   Accrued Expenses
       Payroll and taxes                                               38,155               155,155
       VAT tax payable                                                      0               105,274
   Due to related parties                                              68,418                66,088
   Short-term debt                                                    734,885               647,029
                                                           -------------------  --------------------
          Total current liabilities                                 1,151,991             1,680,716
                                                           -------------------  --------------------
Total Liabilities                                                   1,151,991             1,680,716
                                                           -------------------  --------------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 and N/A par value,
        authorized 10,000,000 and N/A shares;
        none issued and outstanding                                         0                     0
   Common stock, $0.0001 par value, authorized
        50,000,000 shares; 4,845,714 and 3,985,332
        issued and outstanding shares                                     485                   399
   Additional paid-in capital                                       3,133,403             2,715,147
   Accumulated comprehensive income (loss)                            132,726                 5,581
   Deficit                                                         (4,120,065)           (2,874,534)
                                                           -------------------- -------------------
          Total stockholders' equity (deficiency)                    (853,451)             (153,407)
                                                           -------------------  --------------------
Total Liabilities and Stockholders' Equity (Deficiency)              $298,540            $1,527,309
                                                           ===================  ====================

                   The accompanying notes are an integral part
                         of these financial statements.

                             Blue Industries, Inc.
     Consolidated Statements of Operations and Comprehensive Income (Loss)

                                                      Three Months Ended           Nine Months Ended
                                                        September 30,                September 30,
                                                  --------------------------- -----------------------------
                                                      2003          2002          2003           2002
                                                  ------------- ------------- ------------- ---------------
REVENUES                                          $     21,576  $     23,350  $    119,613  $      891,734
                                                  ------------- ------------- ------------- ---------------
COST OF SALES                                           25,857        56,360        97,813         413,323
                                                  ------------- ------------- ------------- ---------------
            Gross Margin                                (4,281)      (33,010)       21,800         478,411
                                                  ------------- ------------- ------------- ---------------
OPERATING EXPENSES
   General and administrative                           72,776       293,692       855,764       1,241,399
   Depreciation and amortization                        10,088         9,574        30,039          25,986
   Research and development                                  0       145,042        23,409         190,931
                                                  ------------- ------------- ------------- ---------------
          Total operating expenses                      82,864       448,308       909,212       1,458,316
                                                  ------------- ------------- ------------- ---------------
Operating Loss                                         (87,145)     (481,318)     (887,412)       (979,905)
                                                  ------------- ------------- ------------- ---------------
OTHER INCOME (EXPENSE)
   Interest income                                           0             0           380               0
   Interest expense                                     (8,582)      (23,144)       (8,590)        (23,144)
   Foreign currency transaction gain (loss)               (389)        2,871         1,267           2,871
   Reserve for bad debt                                (57,797)            0       (66,621)              0
   Theft loss                                                0             0      (479,003)              0
    Gain on bankruptcy of subsidiary                         0             0       194,448               0
                                                  ------------- ------------- ------------- ---------------
          Total other income (expense)                 (66,768)      (20,273)     (358,119)        (20,273)

Net loss before tax credit and minority interest      (153,913)     (501,591)   (1,245,531)     (1,000,178)

Income taxes
   Current                                                   0          (200)            0            (353)
   Deferred                                                  0             0             0               0
                                                  ------------- ------------- ------------- ---------------
Net loss                                              (153,913)     (501,791)   (1,245,531)     (1,000,531)

Other comprehensive income (loss):
   Foreign currency translation gain (loss)             82,838             0       127,145               0
                                                  ------------- ------------- ------------- ---------------
Comprehensive loss                                $    (71,075) $   (501,791) $ (1,118,386) $   (1,000,531)
                                                  ============= ============= ============= ===============
Net loss per common share, basic                  $      (0.03) $      (0.02) $      (0.28) $        (0.04)
                                                  ============= ============= ============= ===============
Weighted average number of shares outstanding        4,845,714    29,050,300     4,465,022      22,795,200
                                                  ============= ============= ============= ===============

                   The accompanying notes are an integral part
                         of these financial statements.

                             Blue Industries, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)


                                                                                Accum.                    Total
                                                      Add'l.        Stock       Comp.     Retained    Stockholders'
                              Number of    Common    Paid-in    Subscriptions   Income    Earnings       Equity
                               Shares      Stock     Capital     Receivable     (Loss)    (Deficit)   (Deficiency)
                             ------------ --------- ----------- -------------- --------- ------------ --------------
BEGINNING BALANCE,
January 1, 2001                    1,000   $59,880          $0      $ (29,940)       $0    $ (31,070)      $ (1,130)

   Recapitalization            7,599,000   (52,280)     52,280              0         0            0              0
   Stock subscription                  0         0           0         29,940         0            0         29,940
received
   Distribution of assets              0         0  (3,864,563)             0         0            0     (3,864,563)
at acquisition
   Settlement of debt                  0         0      31,070              0         0            0         31,070
   Reverse acquisition        10,062,000    10,062    (72,130)              0         0       16,196        (45,872)
   Other comprehensive                 0         0           0              0     3,411            0          3,411
income (loss)
   Net loss                            0         0           0              0         0      (77,693)       (77,693)
                             ------------ --------- ----------- -------------- --------- ------------ --------------

BALANCE, December 31, 2001    17,662,000    17,662  (3,853,343)             0     3,411      (92,567)    (3,924,837)

   Shares issued for cash      5,701,431     5,701   1,281,528              0         0            0      1,287,229
   Note forgiveness                    0         0   3,864,563              0         0            0      3,864,563
   Shares issued for           9,757,489     9,758     397,355              0         0            0        407,113
inventory
   1 for 20 reverse split    (31,464,874) (31,465)      31,465              0         0            0              0
   Amended par value                   0   (1,490)       1,490              0         0            0              0
   Shares issued for           2,095,000       210     523,540              0         0            0        523,750
services
   Shares issued for cash        234,286        23     468,549              0         0            0        468,572
   Other comprehensive                 0         0           0              0     2,170            0          2,170
income (loss)
   Net loss                            0         0           0              0         0   (2,781,967)    (2,781,967)
                             ------------ --------- ----------- -------------- --------- ------------ --------------


BALANCE, December 31, 2002     3,985,332       399   2,715,147              0     5,581   (2,874,534)      (153,407)

   Shares issued for cash         46,368         5      92,731              0         0            0         92,736
   Shares issued for cash        750,000        75     299,925              0         0            0        300,000
   Shares issued for              64,014         6      25,600              0         0            0         25,606
services
   Comprehensive income                0         0           0              0   127,145            0        127,145
(loss)
   Net loss                            0         0           0              0         0   (1,245,531)    (1,245,531)
                             ------------ --------- ----------- -------------- --------- ------------ --------------

ENDING BALANCE, September
30, 2003 (unaudited)           4,845,714      $485  $3,133,403             $0  $132,726  $ (4,120,065)   $ (853,451)
                             ============ ========= =========== ============== ========= ============ ==============

                   The accompanying notes are an integral part
                         of these financial statements.

                             Blue Industries, Inc.
                     Consolidated Statements of Cash Flows
                        Nine Months Ended September 30,
                                  (Unaudited)

                                                                                     2003                2002
                                                                                ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                 $ (1,245,531)       $ (1,000,531)
Adjustments to reconcile net loss to net cash
used by operating activities:
     Depreciation and amortization                                                      30,039              25,986
     Common stock issued for services                                                   25,606                   0
     Foreign exchange transaction gain (loss)                                          (1,267)                   0
     Reserve for bad debt                                                               66,621                   0
     Theft loss                                                                        479,003                   0
     Gain on bankruptcy of subsidiary                                                 (194,448)                  0
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                        325,068             (47,402)
     (Increase) decrease in accounts receivable - related parties                        9,793                   0
     (Increase) decrease in inventory                                                        0          (1,020,083)
     (Increase) decrease in deposits and other assets                                    1,960             (38,486)
     Increase (decrease) in accounts payable                                           (38,036)            369,861
     Increase (decrease) in accounts payable - related parties                           2,220               9,912
     Increase (decrease) in salaries and payroll and taxes                              38,155                   0
                                                                                ---------------     ---------------
Net cash  provided (used) by operating activities                                     (500,817)         (1,700,743)
                                                                                ---------------     ---------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                 (4,939)           (120,475)
     Increase expenditure application patent                                                 0              (1,081)
                                                                                ---------------     ---------------
Net cash provided (used) by investing activities                                        (4,939)           (121,556)
                                                                                ---------------     ---------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Receipt of subscription receivable                                                      0              43,643
     Proceeds of debt from third parties                                                66,088                   0
     Proceeds of  long term debt - related party                                             0             500,000
     Issuance of common stock for cash                                                 242,736           1,270,635
                                                                                ---------------     ---------------
Net cash provided by financing activities                                              308,824           1,814,278
                                                                                ---------------     ---------------
Effect of exchange rates on cash                                                       139,724              48,451
                                                                                ---------------     ---------------
Net increase (decrease) in cash and equivalents                                        (57,208)             40,430

CASH and equivalents, beginning of period                                               63,600              18,170
                                                                                ---------------     ---------------
CASH and equivalents, end of period                                                     $6,392             $58,600
                                                                                ---------------     ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                                   $8,590                  $0
                                                                                ---------------     ---------------
Non-Cash Financing Activities:
  Forgiveness of debt                                                                       $0          $3,990,470
                                                                                ---------------     ---------------
  Issuance of common stock for fixed assets                                                 $0            $118,800
                                                                                ---------------     ---------------

                   The accompanying notes are an integral part
                         of these financial statements.

                             Blue Industries, Inc.
                   Notes to Consolidated Financial Statements
                  (Information with regard to the nine months
                 ended September 30, 2003 and 2002 is unaudited)


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

                             Blue Industries, Inc.
                   Notes to Consolidated Financial Statements


(2)  Summary of Significant Accounting Principles (Continued)
     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $9,781 and $7,682 for the quarters ended March 31, 2003 and 2002, respectively.

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

                             Blue Industries, Inc.
                   Notes to Consolidated Financial Statements


(2)  Summary of Significant Accounting Principles (Continued)
     As a French company operating in France, Blue Industries SAS's functional currency was the Euro. Assets and liabilities of Blue Industries SAS were translated at the exchange rate in effect at the period end date, while revenue and expenses are translated at the average exchange rate for the period. Gains or losses on translation are deferred as a separate component of capital.

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

     j) VAT tax receivable/payable In Switzerland and France, as in many other countries, the government charges a Value Added Tax, (VAT), that is similar in nature to sales tax in the US. There are three major differences. First is that VAT is charged at each point of sale. Second is that there are no exemptions from the collection VAT tax receivable/payable (continued) of VAT. Finally, each company files a VAT return with the government monthly reflecting the gross VAT collected and VAT paid. If the VAT paid is greater than the amount collected, the Company receives a refund from the government approximately three to five months later.

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

     l) Interim financial information The financial statements for the nine months ended September 30, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

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

                             Blue Industries, Inc.
                   Notes to Consolidated Financial Statements

(3)  Stockholders'  Equity (Continued)
     Immediately prior to the acquisition of Technocall, two stockholders of the Company surrendered 7,125,000 common shares to the Company for cancellation. No consideration was paid on redemption of these shares. The fair value of the note payable to a former Technocall stockholder was not practicable to determine. On April 2, 2002, the noteholder agreed to forgive the balance owing, which is recorded as a reduction to the distribution of capital and additional paid-in capital.

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

     The significant components net deferred tax asset as of March 31, 2003 is:

                  Net operating losses       $1,6000,000
                  Valuation allowance         (1,600,000)
                                           --------------
                  Net deferred tax asset              $0
                                           --------------

                             Blue Industries, Inc.
                   Notes to Consolidated Financial Statements

(4)  Income Taxes The Company (Continued
     Deferred income tax assets and the related valuation allowance of Burrard totaled $55,100 at the date of recapitalization. The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change resulting in a change in management's judgment regarding recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

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

     The conditions raising substantial doubt about the Company's ability to continue as a going concern are the $4,120,100 accumulated deficit, negative working capital balance and the theft of assets, principally inventory, in March 2003. The Company has been negotiating a potential large investment which, if completed, will alleviate the going concern doubt. The Company's financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

                             Blue Industries, Inc.
                   Notes to Consolidated Financial Statements

(7)  Commitments  and  Contingencies (Continued)
     The Company's success in relation to its water treatment process if dependent upon the good working relationship it can maintain with certain key suppliers whose products are integral to the performance of the water treatment system.

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

     We incurred an operating loss of ($887,412) in the first nine months of 2003, as compared with an operating loss of ($979,905) during the first nine months of the preceding year.

     After accounting for miscellaneous income and expense, theft losses and gains on the bankruptcy of Blue Industries SAS, our net loss was ($1,245,531), or ($.28) per share, during the first nine months of 2003, as compared with a net loss of ($1,000,531), or ($.04) per share, during the first nine months of the preceding year.

     Our comprehensive net loss was ($1,118,386), or ($.28) per share, during the first nine months of 2003, as compared with a comprehensive net loss of ($1,000,531), or ($.04) per share, for the first nine months of the preceding year.

     We have significantly reduced our staff and operating overhead as a result of the bankruptcy of Blue Industries SAS. Therefore we do not believe that our results of operations for the nine-month period ended September 30, 2003 are a reliable indicator of our future operating results.

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

     We had $6,392 in cash at September 30, 2003, as compared to $63,600 at December 31, 2002. At September 30, 2003, our working capital deficit was ($1,041,068), as compared to a working capital deficit of $969,416) at June 30, 2003.

GOING CONCERN QUALIFICATION

     As at December 31, 2002, we had accumulated losses of ($2,874,534) and a working capital deficit of ($488,696). These problems were exacerbated by the subsequent burglary at our Pringy facility and the bankruptcy of Blue Industries SAS. While our financing activities helped to alleviate the going concern issues, they did not eliminate them. As at September 30, 2003, we had accumulated losses of ($3,987,339) and a working capital deficit of ($1,041,068). Accordingly, readers are cautioned that our financial statements for the period ended September 30, 2003 have been prepared assuming that our company will continue as a going concern. The problems discussed above raise substantial doubt about our ability to continue as a going concern.

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

ITEM 3. CONTROLS AND PROCEDURES

     As of November 15, 2003, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management including the President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of November 15, 2003. There have been no significant changes to the Company's internal controls or other factors that could significantly affect internal controls subsequent to November 15, 2003.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     NONE

ITEM 2. CHANGES IN SECURITIES

     NONE

ITEM 3. DEFAULTS ON SENIOR SECURITIES

     NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5. OTHER INFORMATION

     NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

Exhibit No.     Description
-----------     -------------------------------
31.1     *     Certification  of Chief  Executive  and Chief  Financial  Officer
               Pursuant to Rule 13a-14(a)

32.1     *     Statement of Chief Executive  Officer and Chief Financial Officer
               Pursuant to Section 1350 of Title 18 of the United States Code
------------------
*       Filed Herewith

     (b) REPORTS ON FORM 8-K

     None

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          BLUE INDUSTRIES INC.

                                          /s/ Patrick Gouverneur
                                          ---------------------------
                                          Patrick Gouverneur
                                          Principal executive officer
                                          Dated: December 1, 2003