Form 10KSB
period 2003-12-31
BLUE INDUSTRIES INC
filed 2004-12-01
CIK 1126752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________.


Commission file number: 000-32567


                              BLUE INDUSTRIES INC.
                  -------------------------------------------
                 (Name of small business issuer in its charter)


          NEVADA                                         52-2273215
-------------------------------             ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

 1480 Breakers West Boulevard
  Royal Palm Beach, Florida                                33401
-------------------------------             ------------------------------------
(Address of principal                                    (Zip Code)
 executive offices)

Issuer's telephone number: (561) 271-8983


Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                            ------------------------
                                (Title of class)


Copies of Communications Sent to:

                               Wayne Hartke, Esq.
                               The Hartke Building
                               7637 Leesburg Pike, Suite 200
                               Falls Church, VA 22043
                               Phone (703-734-2810)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes [X] No [_]



     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]



State issuer's revenues for its most recent fiscal year: $0.



     State the aggregate market value of the 2,449,681 shares of common stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) was $244,968 at the close of business on November 24, 2004.



     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,870,714 Shares of Common Stock at the close of business on November 24, 2004.



Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

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

Technocall Shareholder                         Number of Shares
---------------------------------------------------------------
Advanced Technologies Development Co. Ltd.     3,800,000 Shares
Rocasoprane Ltd.                               2,538,400 Shares
Axiom S.A.                                     1,261,600 Shares

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

Name                      Age     Position
--------------------------------------------------------
Fernand LeLoroux           63     Director and President
Cyril Heitzler             33     Director and Secretary

     We changed our name to Blue Industries, Inc. on April 2, 2002; and on October 28, 2002, we implemented a 1 for 20 reverse stock split. Unless otherwise noted, balance of this report gives retroactive effect the reverse stock split.

     In March 2003, we formed a new subsidiary, Blue Industries, Inc. under Florida law.

     In 2003 we elected to file bankruptcy of our French and Swiss subsidiaries. These liquidations were completed during 2003. The Company recorded a gain amounting to $1,042,500 as a result of these liquidations.


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

     Under the terms of the Cartis Agreement, Technocall was granted the exclusive worldwide right to distribute certain consumable filtration products manufactured by Cartis that were designed for use small-throughput water treatment systems. The exclusivity of the rights granted by Cartis was dependent on Technocall's ability to meet certain agreed sales targets at six-month, 12-month and 18- month intervals. If the agreed upon sales targets were not achieved, Cartis would be free to terminate the exclusivity provisions of the contract, but would not have the right to terminate the contract. In exchange for the distribution rights granted by Cartis, Technocall granted Cartis a non-exclusive right to purchase electronic smart card management systems from Technocall for use in certain small- throughput water treatment systems manufactured by Cartis. The Cartis Agreement provides for a three-year term ending on September 28, 2004 that is subject to automatic renewal for three years if no notice of cancellation is sent during the six months preceding the termination date.


                             BUSINESS OF OUR COMPANY

                                  Introduction

     We have elected to simply sell small-throughput water treatment systems and associated consumable products that provide reliable supplies of safe drinking water to end users. Our products give end-users a cost effective means of filtering, treating, disinfecting and conserving water without the use of chlorine and other chemicals. The primary target markets for our products are residential, industrial, municipal and agricultural users in less developed countries and other areas that do not have ready access to reliable supplies of safe clean water for human consumption and other purposes.

     The flexibility of the water treatment technologies available to us has facilitated the development of a series of small-throughput water treatment systems for human consumption, agriculture, aquaculture and industrial use. These products are also useful in the treatment of wastewater. Depending on configuration, these products can process between 3,600 and 288,000 liters of water per day.

     Our business plan calls for licensing standardized designs for small-throughput water treatment systems and selling the components and consumables that are required for the operation and maintenance of water treatment systems based on these designs. We believe the principal purchasers of our products will be:

     o Businesses that have special water treatment requirements for industry, agriculture and aquaculture;
     o Remote towns and villages in less developed countries where the availability of clean water for human consumption is a significant problem; and
     o Individuals who are not adequately served by safe drinking water systems.

     We commenced limited sales of demonstration systems we originally developed in the first quarter of 2002.

                           Development of our business

     Our business plan has undergone a radical transformation since the closing of the Technocall acquisition. Our original plan was to integrate technologies purchased from ATD; consumables purchased from Cartis and other technologies developed by third parties into integrated small-throughput water treatment systems. Over the last 16 months we have encountered numerous economic and technical problems that delayed the implementation of our plan. The principal problems we encountered include:

     o A series of agreements with Eaudegam SA relating to our license of certain patented technologies for the initial clarification of wastewater and other highly contaminated water supplies;
     o A series of negotiations with potential customers in China, Thailand, Cambodia, Africa and Middle East that accentuated the cost issues inherent in our original business plan;
     o A series of increasingly hostile business and technical disputes with ATD, Cartis and Mr. Herve Gallion, a principal stockholder and control person of both companies; and
     o A burglary at our Pringy facility in mid-March that precipitated an April 8, 2003 bankruptcy filing by our French subsidiary Blue Industries SAS and the subsequent bankruptcy filing of our Swiss subsidiary, Blue Industries, SA.

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


                                    MARKETING

     We have identified three principal markets for the small throughput water treatment systems: available to us

     Residential use. The availability of adequate supplies of potable water for residential use is a worldwide concern. Currently, only one- third of the world's population is supplied with reliable potable water. We believe that the supply of water treatment systems to developing countries is a large potential market because of the amount of funding available from governmental and non-governmental sources. The installation and maintenance of traditional water treatment systems in remote areas is typically difficult because the population often widely dispersed and far from economic centers. In addition, there is typically a lack of infrastructure and adequately trained maintenance technicians. We have designed our small throughput water treatment systems to function well in remote locations with minimal maintenance. We believe that our small throughput water treatment systems satisfy all applicable government regulations.

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

                                    EMPLOYEES

     In connection with the bankruptcy of Blue Industries SAS and Blue Industries SA described in Item 3 below, all employees of our French and Swiss subsidiaries were terminated. We currently have one part-time employee, who is the executive officer of our company.

                            RESEARCH AND DEVELOPMENT

     In the year ended December 31, 2003, we spent $0 on research and development activities.


ITEM 2. DESCRIPTION OF PROPERTY

     We do not own any real property. As a result of the bankruptcy of Blue Industries SAS and Blue Industries, SA, we have relocated our principal executive offices to.222 Lakeview Ave, PMB 435, West Palm Beach, FL 33401


ITEM 3. LEGAL PROCEEDINGS.

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

     In 2003, we also filed a bankruptcy petition under Swiss law for the liquidation of Blue Industries, SA, in Geneva, Switzerland.

     During 2003, both our Fench and our Swiss subsidiaries were liquidated pursuant to these bankruptcy filings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote by our stockholders during 2003..



                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market price data

     Our shares have been quoted on the OTC Bulletin Board since the fourth quarter of 2001. Our trading symbol was changed to BLII in October 2002 when we implemented a 1 share for 20 reverse split. Previously, our trading symbols were BLUI and BTCS. The following table provides information on the high and the low prices for our shares for each quarter.

Fiscal 2002                                   High               Low
  4th Quarter                                $1.47             $0.20

Fiscal 2003                                   High               Low
  1st Quarter                                $2.20             $0.20
  2nd Quarter                                $0.80             $0.45
  3rd Quarter                                $1.25             $0.30
  4th Quarter                                $1.01             $0.35


Holders of Common Stock

     On November 3, 2004, we had approximately 430 stockholders of record and an indeterminate number of beneficial owners who hold shares in brokerage and other custodial accounts.

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

     During the first quarter of 2003, we sold 46,368 shares of our common stock in private placement transactions at a price of $2 per share for gross proceeds of $92,736. During the second quarter of 2003, we sold 750,000 shares of our common stock in private placement transactions at a price of $0.40 per share for gross proceeds of $300,000. During the fourth quarter of 2003, we sold 25,000 shares of our common stock in private placement transactions at a price of $0.40 per share for gross proceeds of $10,000. All of these transactions were with non-US persons. In June 2003, we issued 64,014 shares of our common stock to consultants and advisors in compensatory transactions valued at $0.40 per share, for a total value of $25,606. These consultants and advisors are non-US persons.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     We had no revenue during the year ended December 31, 2003. While we generated $1,373,468 in revenue during the year ended December 31, 2002, our revenue was sporadic and the implementation of our business plan was impeded by numerous economic and technical problems that are discussed Item 1 of this report.

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

     Bankruptcy of Blue Industries SAS and Blue Industries, SA. As described in Items 1 and 3 of this report, we filed a bankruptcy petition under French law for the liquidation of Blue Industries SAS, our French subsidiary, on April 8, 2003, and we filed a bankruptcy petition under Swiss law for the liquidation of Blue Industries SA, our Swiss subsidiary. At December 31, 2002 and at the date of the bankruptcy filing, the bulk of our consolidated assets and liabilities were assets and liabilities of Blue Industries SAS.

LIQUIDITY AND FINANCIAL CONDITION

     We had $3,200 in cash at December 31, 2003, as compared to $63,600 at December 31, 2002. At December 31, 2003, our working capital deficit was $132,400, as compared to $488,700 at December 31, 2002. Our working capital deficit declined principally due to the bankruptcy liquidations of our French and Swiss subsidiaries during 2003.

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

RESULTS OF OPERATIONS

     We realized $0 and $293,300 in gross profit from product sales and consulting services in the years ended December 31, 2003 and 2002, respectively.

     We  incurred a net loss of  ($401,800)  and  ($2,782,000),  or ($0.08)  and
($0.81) per share, for the years ended December 31, 2003 and 2002, respectively. Our net cash used by operating activities during the years ended December 31, 2003 and 2002 was $186,400 and $1,877,300, respectively.

     We have significantly reduced our staff and operating overhead as a result of the bankruptcies of Blue Industries SAS and Blue Industries, SA. Therefore we do not believe that our results of operations for the years ended December 31, 2003 and 2002 are a reliable indicator of our future operating results. If we are able to successfully implement the plan of operations described below we can expect increased revenues and decreased costs during the current fiscal year. But we are presently unable to predict the magnitude of the revenue increases or the overall amount of the anticipated cost savings.

GOING CONCERN QUALIFICATION

     At December 31, 2003, we had accumulated losses of ($3,276,300) and a working capital deficit of ($132,400). Accordingly, the independent auditors' report on our financial statements for the year ended December 31, 2003 contains a fourth explanatory paragraph that our financial statements have been prepared assuming that our company will continue as a going concern and that the problems discussed above raise substantial doubt about our ability to continue as a going concern.

PLAN OF OPERATIONS

     We are likely to incur operating losses for the foreseeable future. We have approximately $3,000 in cash at the date of this. We will need additional capital to pay our operating expenses and finance our planned expansion.

     Over the next six months, we intend to finance our business operations from the proceeds of our expected future private placement.

     If revenues from product sales do not materialize or are less than presently anticipated, we will require additional funds to finance our day-to-day operations. We will need capital to pay our day-to-day operating costs, finance inventories and pay for the expansion of our sales and marketing activities. We may also need additional capital to finance the acquisition of complementary assets, technologies and businesses. We intend to pursue additional financing as opportunities arise.

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

     We have the authority to issue 50,000,000 shares of Common Stock and 10,000,000 shares of a blank check preferred stock without a vote of the stockholders. We had 4,870,714 shares of Common Stock issued and outstanding on the date of this report. Our Board has the authority to issue all or any part of our authorized and unissued capital stock to raise additional capital or finance acquisitions. The Board also has the authority to fix the rights, privileges and preferences of the holders of Preferred Stock, which may be superior to the rights of holders of the Common Stock. We expect to seek additional equity capital in the future and we may attempt to acquire other companies or operating assets as we develop our business and implement our growth strategy. Any future issuances of common or preferred stock will dilute the ownership interest of our current shareholders and may dilute the book value of our outstanding securities.

     Due to our limited operating history, our business model and our growth strategy are unproven. We cannot be certain that our business model and our growth strategy will be successful or that we will be able to compete effectively, achieve market acceptance or otherwise address the risks associated with our existing and proposed business activities.


ITEM 7. FINANCIAL STATEMENTS.

     The following consolidated financial statements for the year ended December 31, 2003 are included in this Annual Report on Form 10- KSB:

                          INDEX TO FINANCIAL STATEMENTS




Independent Auditors' Reports...............................................F-2

Consolidated Balance Sheets.................................................F-3

Consolidated Statements of Operations and Comprehensive Income (Loss).......F-4

Consolidated Statements of Stockholders' Equity (Deficiency)................F-5

Consolidated Statements of Cash Flows.......................................F-7

Notes to Consolidated Financial Statements..................................F-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Blue Industries, Inc.


We have audited the accompanying consolidated balance sheets of Elva International, Inc., (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

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




/s/Durland & Company, CPAs, P.A.
Durland & Company, CPAs, P.A.

Palm Beach, Florida
October 21, 2004

                              Blue Industries, Inc.
                           Consolidated Balance Sheets
                                  December 31,



                                                                                       2003                2002
                                                                                -----------------  -----------------
                          ASSETS
CURRENT ASSETS
  Cash and equivalents                                                          $           3,163  $          63,600
  Accounts receivable (net of allowance of $0 and $30,063)                                      0            338,088
  Accounts receivable - related parties                                                         0            103,313
   Inventory                                                                                    0            687,019
                                                                                -----------------  -----------------
          Total current assets                                                              3,163          1,192,020
                                                                                -----------------  -----------------
PROPERTY AND EQUIPMENT
  Software                                                                                      0             13,405
  Computers and equipment                                                                       0            306,906
        Less: accumulated depreciation                                                          0            (37,936)
                                                                                -----------------  -----------------
          Net property and equipment                                                            0            282,375
                                                                                -----------------  -----------------
OTHER ASSETS
  Deposits and other assets                                                                     0             49,073
  Patent                                                                                        0              3,969
        Less:  accumulated amortization                                                         0               (128)
                                                                                -----------------  -----------------

          Net other assets                                                                      0             52,914
                                                                                -----------------  -----------------
Total Assets                                                                    $           3,163  $       1,527,309
                                                                                =================  =================
        LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                             $          22,507  $         707,170
   Accrued Expenses
       Payroll and taxes                                                                   25,000            155,155
       VAT tax payable                                                                          0            105,274
   Due to a former officer                                                                 66,088             66,088
   Short-term debt                                                                         22,000            647,029
                                                                                -----------------  -----------------

          Total current liabilities                                                       135,595          1,680,716
                                                                                -----------------  -----------------
Total Liabilities                                                                         135,595          1,680,716
                                                                                -----------------  -----------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
      none issued and outstanding                                                               0                  0
   Common stock, $0.0001 par value, authorized 50,000,000 shares;
      4,870,714 and 3,985,332 issued and outstanding shares                                   487                399
   Additional paid-in capital                                                           3,143,400          2,715,147
   Accumulated comprehensive income (loss)                                                      0              5,581
   Deficit                                                                             (3,276,319)        (2,874,534)
                                                                                ------------------------------------
          Total stockholders' equity (deficiency)                                        (132,432)          (153,407)
                                                                                -----------------  -----------------
Total Liabilities and Stockholders' Equity (Deficiency)                         $           3,163  $       1,527,309
                                                                                =================  =================





     The accompanying notes are an integral part of the financial statements

                              Blue Industries, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                             Year Ended December 31,


                                                                                       2003                2002
                                                                                -----------------  -----------------
REVENUES                                                                        $               0  $       1,373,468
                                                                                -----------------  -----------------
COST OF SALES                                                                                   0          1,080,139
                                                                                -----------------  -----------------
          Gross margin                                                                          0            293,329
                                                                                -----------------  -----------------
OPERATING EXPENSES
    Salaries                                                                                    0            464,094
    Depreciation and amortization                                                               0             34,227
    General and administrative                                                            259,537          2,484,749
    Research and development                                                                    0                  0
                                                                                -----------------  -----------------
          Total operating expenses                                                        259,537          2,983,070
                                                                                -----------------  -----------------
 Operating Loss                                                                          (259,537)        (2,689,741)
                                                                                -----------------  -----------------
OTHER INCOME (EXPENSE):
    Interest income                                                                             0                  1
    Interest expense                                                                            0            (42,347)
    Operating loss from disposed operations                                            (1,184,778)                 0
    Gain (loss) on bankruptcy of subsidiaries                                           1,042,530                  0
    Foreign currency transaction gain (loss)                                                    0            (23,130)
    Reserve for bad debt                                                                        0            (26,750)
                                                                                -----------------  -----------------
          Total other income (expense)                                                   (142,248)           (92,226)
                                                                                -----------------  -----------------

        Net loss                                                                         (401,785)        (2,781,967)

Other comprehensive income (loss):
    Foreign currency translation gain (loss)                                               (5,581)             2,170
                                                                                -----------------  -----------------

Comprehensive loss                                                              $        (407,366) $      (2,779,797)
                                                                                =================  =================

Net loss per common share                                                       $           (0.08) $           (0.81)
                                                                                =================  =================


Weighted average number of common shares outstanding                                    4,591,799          3,434,230
                                                                                =================  =================







     The accompanying notes are an integral part of the financial statements

                              Blue Industries, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)



                                                                                    Add'l.
                                              Number of           Common            Paid-in
                                               Shares             Stock             Capital
                                            ---------------   --------------   -----------------
BEGINNING BALANCE,
January 1, 2001                                       1,000   $       59,880   $               0

Year ended December 31, 2001:
   Recapitalization                               7,599,000          (52,280)             52,280
   Stock subscription received                            0                0                   0
   Distribution of assets at acquisition                  0                0          (3,864,563)
   Settlement of debt                                     0                0              31,070
   Reverse acquisition                           10,062,000           10,062             (72,130)
   Other comprehensive income (loss)                      0                0                   0
   Net loss                                               0                0                   0
                                            ---------------   --------------   -----------------

BALANCE, December 31, 2001                       17,662,000           17,662          (3,853,343)

Year ended December 31, 2002:
   Shares issued for cash                         5,701,431            5,701           1,281,528
   Note forgiveness                                       0                0           3,864,563
   Shares issued for inventory                    9,757,489            9,758             397,355
   1 for 20 reverse split                       (31,464,874)         (31,465)             31,465
   Amended par value                                      0           (1,490)              1,490
   Shares issued for services                     2,095,000              210             523,540
   Shares issued for cash                           234,286               23             468,549
   Other comprehensive income (loss)                      0                0                   0
   Net loss                                               0                0                   0
                                            ---------------   --------------   -----------------


BALANCE, December 31, 2002                        3,985,332              399           2,715,147

Year ended December 31, 2003:
   Shares issued for cash                            46,368                5              92,731
   Shares issued for cash                           775,000               77             309,922
   Shares issued for services                        64,014                6              25,600
   Comprehensive income (loss)                            0                0                   0
(401,785)ss                                               0                0                   0
                                            ---------------   --------------   -----------------

ENDING BALANCE, December 30, 2003                 4,870,714   $          487   $       3,143,400
                                            ===============   ==============   =================









     The accompanying notes are an integral part of the financial statements

                              Blue Industries, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)


                           Accum.                                   Total
       Stock               Comp.             Retained           Stockholders'
   Subscriptions           Income            Earnings               Equity
    Receivable             (Loss)           (Deficit)            (Deficiency)
-------------------    --------------   ------------------   --------------------

$           (29,940)   $            0   $          (31,070)  $             (1,130)


                  0                 0                    0                      0
             29,940                 0                    0                 29,940
                  0                 0                    0             (3,864,563)
                  0                 0                    0                 31,070
                  0                 0               16,196                (45,872)
                  0             3,411                    0                  3,411
                  0                 0              (77,693)               (77,693)
-------------------    --------------   ------------------   --------------------

                  0             3,411              (92,567)            (3,924,837)


                  0                 0                    0              1,287,229
                  0                 0                    0              3,864,563
                  0                 0                    0                407,113
                  0                 0                    0                      0
                  0                 0                    0                      0
                  0                 0                    0                523,750
                  0                 0                    0                468,572
                  0             2,170                    0                  2,170
                  0                 0           (2,781,967)            (2,781,967)
-------------------    --------------   ------------------   --------------------


                  0             5,581           (2,874,534)              (153,407)


                  0                 0                    0                 92,736
                  0                 0                    0                309,999
                  0                 0                    0                 25,606
                  0            (5,581)                   0                 (5,581)
                  0             (401,785)
-------------------    --------------

$                 0    $            0   $       (3,276,319)  $           (132,432)
===================    ==============   ==================   ====================









     The accompanying notes are an integral part of the financial statements

                              Blue Industries, Inc.
                      Consolidated Statements of Cash Flows
                             Year Ended December 31,


                                                                                       2003                2002
                                                                                -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                        (401,785)         (2,781,967)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                             0              34,227
     Common stock issued for services                                                     25,606             523,750
     Foreign exchange transaction gain (loss)                                                  0              23,130
     Reserve for bad debt                                                                      0              26,750
    Operating loss from disposed operations                                            1,184,778                   0
     Gain on bankruptcy of subsidiary                                                 (1,042,530)                  0
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                                0            (327,572)
     (Increase) decrease in inventory                                                          0            (222,914)
     (Increase) decrease in deposits and other assets                                          0             (44,308)
     Increase (decrease) in accounts payable                                              22,507             650,464
     Increase (decrease) in VAT tax payable                                                    0              93,673
     Increase (decrease) in salaries and payroll and taxes                                25,000             147,455
                                                                                ----------------   -----------------

Net cash  provided (used) by operating activities                                       (186,424)         (1,877,312)
                                                                                ----------------   -----------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Payment of accounts payable of subsidiaries by parent                              (274,854)                  0
     Purchase of property and equipment                                                        0            (203,165)
     Increase expenditure application patent                                                   0              (3,772)
                                                                                ----------------   -----------------

Net cash provided (used) by investing activities                                        (274,854)           (206,937)
                                                                                ----------------   -----------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Related party advances                                                                    0             (91,925)
     Proceeds of  long term debt - related party                                               0             575,709
     Proceeds from short-term loan - third party                                          22,000                   0
     Issuance of common stock for cash                                                   402,735           1,755,801
                                                                                ----------------   -----------------

Net cash provided by financing activities                                                424,735           2,239,585
                                                                                ----------------   -----------------

Effect of exchange rates on cash                                                         (23,894)           (110,016)
                                                                                ----------------   -----------------

Net increase (decrease) in cash and equivalents                                          (60,437)             45,320

CASH and equivalents, beginning of period                                                 63,600              18,280
                                                                                ----------------   -----------------

CASH and equivalents, end of period                                             $          3,163   $          63,600
                                                                                ================   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                           $              0   $               0
                                                                                ================   =================

Non-Cash Financing Activities:
  Forgiveness of debt                                                           $              0   $       4,257,430
                                                                                ================   =================










     The accompanying notes are an integral part of the financial statements

                              Blue Industries, Inc.
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Principles
     The Company Blue Industries, Inc., (the "Company"), was incorporated under the laws of the State of Nevada on April 5, 2000 as Burrard Technologies, Inc. ("Burrard") and was involved in software development. During 2001, the Company discontinued the software development and became inactive until December 18, 2001, when it acquired all the issued and outstanding shares of Technocall S.A. ("Technocall"), a Swiss company.

     Technocall SA, a proprietary micro-calculator and electronic management system that regulates and controls the water treatment process, had been inactive until September 2001, at which time it acquired all the assets comprising the Blue Industries water treatment process. On April 2, 2002, the Company changed its legal name to Blue Industries Inc.

     In March 2003, the Company formed Blue Industries, Inc., a new subsidiary under the laws of the state of Florida. The following summarize the more significant accounting and reporting policies and practices of the Company:

          a) Use of estimates In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

          b) Significant acquisition In September 2001, Technocall acquired substantially all of the assets comprising the Blue Industries water and treatment process from a then third party in exchange for a subordinated note payable in the amount of $4,288,500. The debt was subordinated against future indebtedness of the Company, was unsecured, non-interest bearing, with no specific terms of repayment. At the date of acquisition, the assets held a carrying value of $423,937. Subsequent to the acquisition, the stockholder agreed to forgive $31,070 of the note payable, which was recorded as a reduction in the distribution of capital.

          On December 18, 2001, the Company acquired all of the issued and outstanding shares of Technocall in exchange for 7.6 million common shares of the Company's common stock, in a reverse merger, which was accounted for as a reorganization of Technocall.

          c) Principles of consolidation The consolidated financial statements include the accounts of Blue Industries, Inc. and its wholly owned subsidiary. Inter-company balances and transactions have been eliminated.

          d) Net loss per common share Basic net loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

          e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $0 and $34,099 for the years ended December 31, 2003 and 2002, respectively.

          f) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

                              Blue Industries, Inc.
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Principles (Continued)
          g) Patents Patents are recorded at cost and are amortized on a straight-line basis over five years, commencing in the period the patents are put into service. No residual value is expected at the end of the patents' useful lives. Amortization expense was $0 and $128 for the years ended December 31, 2002 and 2001, respectively.

          h) Revenue recognition In 2002, the Company entered into sales contracts with companies in China and Thailand to supply units containing the Blue water treatment process having contract values of 15 million Euros, (approximately $15,350,000), and $850,000, respectively. Revenue earned on these contracts were recognized as the units are shipped and all aspects of performance insofar as delivery and installation were complete, the price is fixed or determinable and the collection is probable.

          i) Foreign currency transaction and translation gains (losses) As a Swiss company operating in Switzerland, Technocall's functional currency was the Swiss franc. Assets and liabilities of Technocall were translated at the exchange rate in effect at the year end date, while revenue and expenses were translated at the average exchange rate for the period. Gains or losses on translation are deferred as a separate component of capital.

          As a French company operating in France, Blue Industries SAS's functional currency was the Euro. Assets and liabilities of Blue Industries SAS were translated at the exchange rate in effect at the year end date, while revenue and expenses were translated at the average exchange rate for the period. Gains or losses on translation are deferred as a separate component of capital.

          The functional currency of Blue Industries, Inc. on a consolidated basis was the Euro, and the Company's reporting currency is the US Dollar. The Company translated the income statement items using the average exchange rate for the period and balance sheet items using the end of period exchange rate, except for equity items, which were translated at historical rates, in accordance with SFAS 52.

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

                              Blue Industries, Inc.
                   Notes to Consolidated Financial Statements


(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 4,870,714 and 3,985,332 shares of common stock and no shares of preferred stock issued and outstanding at December 31, 2003 and 2002, respectively.

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

          In early 2002, the Company issued 5,701,431 shares of restricted common stock for $1,287,229 in cash. With the forgiveness of the acquisition promissory note, the Company reversed the $3,864,563 charge to additional paid-in capital. In early 2002, the Company issued 9,757,489 shares of restricted common stock in exchange for inventory valued at $407,113, as delivered. In October 2002, the Company completed a 1 for 20 reverse split of the then issued and outstanding common shares, resulting in the retirement of 31,464,874 shares. In October 2002, the Company amended the Articles of Incorporation to change the par value of the common stock from $0.001 to $0.0001 per share. In the fourth quarter 2002, the Company issued 2,095,000 shares of restricted stock in exchange for services valued at $523,750, or $0.25 per share. This stock was issued to certain management and key consultants. The valuation was determined by the Board of Directors as a discount to the then market price of $0.40 per share. This was the only means by which the Company could retain these individuals in order for the Company to continue to grow. In the fourth quarter 2002, the Company issued 234,286 shares in exchange for $468,572 in cash.
          In February and March 2003, the Company issued 46,368 shares in exchange for $92,736 in cash, or $2 per share. In May 2003, the Company issued 750,000 shares in exchange for $300,000 in cash, or $0.40 per share. In June 2003, the Company issued 64,014 shares in exchange for $25,606 in services, or $0.40 per share. In October 2003, the Company issued 25,000 shares in exchange for $10,000 in cash, or $0.40 per share.


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

                              Blue Industries, Inc.
                   Notes to Consolidated Financial Statements


(3) Income Taxes (Continued) The amount recorded as deferred tax asset, cumulative as of December 31, 2003 and 2002 is approximately $1,310,500 and $1,150,000, respectively, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,310,500 and $1,150,000, as the Company has no history of profitable operations. The significant components net deferred tax asset as of December 31, 2002 and 2001 are:

                                      2003                    2002
                             ----------------------   ---------------------
Net operating losses         $            1,310,500   $           1,150,000
Valuation allowance                      (1,310,500)             (1,150,000)
                             ----------------------   ---------------------
Net deferred tax asset       $                    0   $                   0
                             ======================   =====================

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

(4) Going Concern These financial statements have been prepared in accordance with United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The conditions raising substantial doubt about the Company's ability to continue as a going concern are the $3,276,300 accumulated deficit, negative working capital balance and the theft of assets, principally inventory, in March 2003 and the bankruptcy of the Company's two major operating subsidiaries . The Company's financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

(5)  Related Party Transactions
               a) Long-term debt Amounts due to a former director and officer of the Company are unsecured, non-interest bearing and due on demand.

(6) Bankruptcy of Subsidiaries The Company elected to liquidate Blue Industries, SAS and Blue Industries, SA, its French and Swiss subsidiaries. These bankruptcies were completed in 2003. As a result, the Company recorded a $1,042,500 gain.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our Company's directors and executive officers are identified in the following table:

Name                     Age            Positions
---------------------------------------------------------------------
Patrick Gouverneur        54       President, Chief Executive Officer
                                   and Director


     At the date of this Report, our Mr. Gouverneur is the only employee of our Company. Biographical information on our officers and directors is set forth below.

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

INFORMATION CONCERNING THE BOARD OF DIRECTORS AND ITS COMMITTEES

     We have no compensation committee, no audit committee, and no nominating committee. Decisions concerning nominees for Director and executive officer compensation for fiscal 2003 were made by the full Board of Directors.

     The Board of Directors held regular meetings and took action by unanimous written consent during the fiscal year ended December 31, 2003, in which all members of the board of directors took part.

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


Advanced Technologies
Development Ltd. (1)                 Shares           Required      Reportable         Report            Report
   (10% Stockholder)            Purchased (Sold)       Report       Event Date        Due Date         Filing Date
------------------------------------------------------------------------------------------------------------------
     Initial Statement               190,000           Form 3       17-Dec-2001      27-Dec-2001        Not filed
     Change in Ownership              25,000           Form 4       03-Jan-2002      10-Feb-2002        Not filed
     Change in Ownership             487,875           Form 4       30-May-2002      10-Jun-2002        Not filed
     Change in Ownership            (487,875)          Form 4       30-May-2002      10-Jun-2002        Not filed
     Change in Ownership            (140,123)          Form 4       21-Jun-2002      10-Jul-2002        Not filed
     Annual Statement                                  Form 5                        15-Feb-2003        Not filed

------------------------
(1)  Includes   shares   registered  in  the  names  of  Advanced   Technologies
     Development Ltd. and Herve Gallion.


Mohammed Al Yamani (5)               Shares           Required      Reportable         Report            Report
   (10% Stockholder)                Purchased          Report       Event Date        Due Date         Filing Date
------------------------------------------------------------------------------------------------------------------
     Stock Acquisition               126,920           Form 3       30-May-2002      10-Jun-2002        Not filed
     Stock Acquisition               125,000           Form 3       30-Aug-2002      10-Sep-2002        Not filed
     Stock Acquisition               250,000           Form 3       19-Dec-2002      10-Jan-2003        Not filed
     Annual Statement                                  Form 5                        15-Feb-2003        Not filed

----------------------
(5) Includes shares registered in the names of Mohammed Al Yamani and Famoya Holdings BV.

Bernard Bouverot                     Shares           Required      Reportable         Report            Report
   (Former Officer)                 Purchased          Report       Event Date        Due Date         Filing Date
------------------------------------------------------------------------------------------------------------------
     Initial Statement                25,000           Form 4       30-May-2002      10-Jun-2002        Not filed
     Change in Ownership              95,000           Form 4       19-Dec-2002      10-Jan-2003        Not filed
     Annual Statement                                  Form 5                        15-Feb-2003        Not filed

----------------------

Patrick Gouverneur                   Shares           Required      Reportable         Report            Report
   (Officer and Director)           Purchased          Report       Event Date        Due Date         Filing Date
------------------------------------------------------------------------------------------------------------------
     Initial Statement                80,000           Form 3       19-Dec-2002      10-Jan-2003        Not filed
     Annual Statement                                  Form 5                        15-Feb-2003        Not filed

----------------------

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth certain information as to the Company's highest paid executive officers and directors for the fiscal years ended December 31, 2003 and 2002. No other compensation was paid to any such officer or directors other than the compensation set forth below.

                                                                                       Long Term Compensation
                                                                                  ----------------------------------
                                                 Annual Compensation                      Awards          Payouts
                                    --------------------------------------------------------------------------------
             Name                                                        Other
             and                                                         Annual    Restricted                       All Other
          Principal                                                     Compen-      Stock     Options/     LTIP     Compen-
           Position            Year   Salary            Bonus          sation (1)    Awards      SARs     Payouts    sation
-------------------------------------------------------------------------------------------------------------------------------
Patrick Gouverneur
Chief Executive Officer         2003         $0                     $0          $0          $0          0        $0         $0
(effective October 15, 2002)    2002    $25,000                     $0          $0          $0          0        $0   $160,000

Cyril Heitzler                  2002    $75,000                     $0          $0          $0          0        $0   $310,000
Secretary/treasurer             2001         $0                     $0          $0          $0          0        $0         $0

Philippe Notton                 2002         $0                     $0          $0          $0          0        $0   $300,000
Director                                                                                                                    $0

Bernard Bouverot                2002    $60,000                     $0          $0          $0          0        $0   $190,000
Secretary/treasurer             2001         $0                     $0          $0          $0          0        $0         $0

Fernand Leloroux                2002    $96,250                     $0          $0          $0          0        $0         $0
Chief Executive Officer         2001         $0                     $0          $0          $0          0        $0         $0

-----------------------

     In December 2002, we issued 480,000 shares of common stock to our officers and directors as compensation for services. All such shares have been valued at $.25 per share for financial reporting purposes and for purposes of the foregoing table.

STOCK OPTION GRANTS

     We did not grant stock options to any executive officers during the fiscal years ended December 31, 2003 or 2002.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

     No stock options were exercised by executive officers during the fiscal years ended December 31, 2003 or 2002.

OUTSTANDING STOCK OPTIONS

     No stock options were outstanding at December 31, 2003 or 2002.

COMPENSATION ARRANGEMENTS

     We pay Mr. Patrick Gouverneur, our chief executive officer, a salary of $120,000 per annum. We do not have a written employment agreement with Mr. Gouverneur and we do not pay any additional compensation to Mr. Gouverneur for his services as a member of our board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     We have 4,870,714 shares of common stock outstanding on the date of this Report. There are no outstanding securities, contracts or other instruments that obligate our company to issue shares of common stock in the future. The following table presents certain information regarding the beneficial ownership of our common stock by (i) each person known to own more than 5% of such securities, (ii) each of our directors, and (iii) all directors and officers as a group. Unless otherwise noted, we believe that each of identified stockholders has sole investment and voting power with regard to the securities listed opposite his name.

           Name of           Number of                  Percent
      Beneficial Owner      Shares Owned               of Class
------------------------------------------------------------------------
Olex Financial Ltd. (1)         750,000                  13.6%
Famoya Holdings BV (3)          501,920                  10.5%
Rocasoprane Ltd. (4)            409,861                   8.6%
Patrick Gouverneur (2)           80,000                   1.7%
Cyril Heitzler (5)              281,920                   5.9%

All officers & directors as
 a group (1 person)              80,000                   1.7%
-----------------------------
(1)  Road Town, Tortola BVI.
(2)  222 Lakeview Ave, PMB 435, West Palm Beach, FL 33401
(3)  c/o Multinvest Overseas SA, Nevis, St Kitts & Nevis
(4)  Calle 55 El Cangrejo, Panama City, Republic of Panama
(5)  9 Rue des Alpes, Geneva 1204 Switzerland

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

ATD Note

     Technocall purchased certain intellectual property, parts and supplies, machinery and equipment and computer software, together with an electronic smart card management system for small-throughput water treatment systems, from ATD. In connection with this purchase, Technocall issued a subordinated note payable to ATD in the amount of $4,288,500. The ATD note was unsecured, non- interest bearing, subordinated against future indebtedness of Technocall and had no specific terms for repayment. Since ATD was a significant stockholder of Technocall on the date of the transaction, we valued the purchased assets at $423,937, their historical cost to ATD. The difference between the face amount of the ATD note and the carrying value of the purchased assets was recorded in our financial statements for the year ended December 31, 2001 as a $3,864,563 distribution of equity. ATD subsequently agreed to forgive $31,070 of principal in recognition of certain expenses incurred by Technocall. The forgiveness was recorded as a reduction in the distribution of equity in our financial statements for the year ended December 31, 2001. In April 2002, ATD agreed to forgive the balance of the note. Accordingly, neither our company nor Technocall are liable for the repayment of the ATD note. The forgiveness of indebtedness was recorded as a reduction to the distribution of equity and additional paid-in capital in our financial statements for the year ended December 31, 2002. Former Management

Purchase of supplies from ATD

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

Cyril Heitzler,an officer and director                  126,920 shares

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

Stockholder's loan

     On June 25, 2002, Famoya Holdings BV agreed to loan our company through Blue Industries, SAS, our former French subsidiary, up to $600,000 under a five-month loan facility. On the transaction date, Famoya holdings owned approximately 9.1% of our common stock. The interest associated with the loan facility was calculated at the rate of 2% per month on the outstanding principal balance. Three-quarters of the interest was payable in cash and one-quarter of the interest was payable in shares of our common stock at an agreed price of $2 per share. Principal and interest on the loan facility were payable in full on November 30, 2002 and the Famoya loan is presently in default. While Famoya has the right to convert the unpaid loan balance and all accrued interest into shares of our common stock at a price of $2 per share, the conversion price is significantly greater than the market price of our shares. Accordingly, Famoya is not expected to exercise its conversion rights.

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

Compensatory stock issuances

     In December 2002, our board of directors issued 2,095,000 shares of our restricted common stock to 19 individuals in compensatory transactions that were valued at $.25 per share for financial reporting purposes. Of this total, 980,000 shares were issued to individuals who were officers, directors or principal stockholders of our company on the date of this report. The following table summarizes the stock issuances to those affiliates:


Dr. Mohammed Al Yamani, a principal stockholder                 250,000 shares

Christophe Giovannetti, a principal stockholder                 250,000 shares

Cyril Heitzler, a former officer and director                   155,000 shares

Philippe Notton, a former director                              150,000 shares

Bernard Bouverot, a former director                              95,000 shares

Patrick Gouverneur, an officer and director                      80,000 shares
                                                                -------
                   Total                                         980,000 shares
                                                                =======

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
----------  -------------------------------------

31.1 *      Section 302 Certification by Chief Executive Officer.

31.2 *      Section 302 Certification by Chief Financial Officer.

32.1 * Section 906 Certification by Chief Executive Officer and Chief Financial Officer.
-------------------

*    Filed herewith

        (b) Reports on Form 8-K

     None


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Durland & Company, CPAs, P.A., of Palm Beach, Florida.

                                           Year ended        Year ended
                                          December 31,      December 31,
                                             2003               2002
                                          -------------------------------

(1)      Audit fees                       $  30,000         $  10,000
(2)      Audit-related fees                   8,500                 -
(3)      Tax fees                                 -                 -
(4)      All other fees                           -                 -
                                          ---------         ---------

   Totals                                 $  38,500         $  10,000
                                          =========         =========

     We have considered whether the provision of such non-audit services is compatible with Durland & Company, CPAs, P.A., maintaining its independence and determined that these services do not compromise their independence.

     Financial Information System Design and Implementation. Durland & Company, CPAs, P.A., did not charge the Company any fees for financial information system design and implementation fees.

     The Company has no formal audit committee. However, the entire Board of Directors (the "Board") is the Company's defacto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1,

"Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

     The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2003, with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2003, for filing with the Securities and Exchange Commission. The Board also approved the reappointment of Durland & Company, CPAs, P.A., as independent auditors.

     The Company's principal accountant, Durland & Company, CPAs, P.A., did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.




                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date November    , 2004                BLUE INDUSTRIES, INC.




By:  /s/ Patrick Gouverneur
-------------------------------------
Patrick Gouverneur
Chief Executive Officer and Director
And Chief Accounting Officer

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


/s/ Patrick Gouverneur
---------------------------
Patrick Gouverneur
Chief Executive Officer