Form 10QSB
period 2004-03-31
BLUE INDUSTRIES INC
filed 2004-12-01
CIK 1126752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(MarkOne)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2004

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




State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,870,714 shares of Common Stock as of March 31, 2004.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS




        PART I  FINANCIAL INFORMATION

ITEM 1  Financial Statements

ITEM 2  Management's Discussion and Analysis of
            Financial Condition and Plan of Operations

ITEM 3  Controls and Procedures                                               16

        PART II OTHER INFORMATION

ITEM 1. Legal Proceedings                                                     16

ITEM 2. Changes in Securities                                                 16

ITEM 3. Defaults on Senior Securities                                         16

ITEM 4. Submission of Matters to a Vote of Security Holders                   16

ITEM 5. Other Information                                                     16

ITEM 6. Exhibits and Reports on Form 8-K                                      16

        SIGNATURES                                                            17

                                     PART I

ITEM 1  Financial Statements

                          INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-3

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

                              Blue Industries, Inc.
                           Consolidated Balance Sheets




                                                                                March 31, 2004           December 31, 2003
                                                                           -------------------------  -----------------------
                                                                                  (unaudited)
                        ASSETS
CURRENT ASSETS
   Cash and equivalents                                                    $                   2,418  $                 3,163
   Accounts receivable                                                                             0                        0
   Inventory                                                                                       0                        0
                                                                           -------------------------  -----------------------
          Total current assets                                                                 2,418                    3,163
                                                                           -------------------------  -----------------------

PROPERTY AND EQUIPMENT
  Software                                                                                         0                        0
  Computers and equipment                                                                          0                        0

        Less: accumulated depreciation                                                             0                        0
                                                                           -------------------------  -----------------------

          Net property and equipment                                                               0                        0
                                                                           -------------------------  -----------------------
OTHER ASSETS
  Deposits and other assets                                                                        0                        0
  Patent                                                                                           0                        0

        Less:  accumulated amortization                                                            0                        0
                                                                           -------------------------  -----------------------

          Net other assets                                                                         0                        0
                                                                           -------------------------  -----------------------
Total Assets                                                               $                   2,418  $                 3,163
                                                                           =========================  =======================
       LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                        $                  22,507  $                22,507
   Accrued Expenses
       Payroll and taxes                                                                      25,000                   25,000
   Due to a former officer                                                                    66,088                   66,088
   Short-term debt                                                                            22,000                   22,000
                                                                           -------------------------  -----------------------
          Total current liabilities                                                          135,595                  135,595
                                                                           -------------------------  -----------------------
Total Liabilities                                                                            135,595                  135,595
                                                                           -------------------------  -----------------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001par value, authorized 10,000,00 shares; none
      issued and outstanding                                                                       0                        0
   Common stock, $0.0001 par value, authorized 50,000,000 shares;
      4,870,714 issued and outstanding shares                                                    487                      487
   Additional paid-in capital                                                              3,143,400                3,143,400
   Accumulated comprehensive income (loss)                                                         0                        0
   Deficit                                                                                (3,277,064)              (3,276,319)
                                                                           --------------------------------------------------
          Total stockholders' equity (deficiency)                                           (133,177)                (132,432)
                                                                           -------------------------  -----------------------
Total Liabilities and Stockholders' Equity (Deficiency)                    $                   2,418  $                 3,163
                                                                           =========================  =======================






     The accompanying notes are an integral part of the financial statements


                              Blue Industries, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                          Three Months Ended March 31,
                                   (Unaudited)



                                                                                2004                           2003
                                                                      -------------------------      -------------------------
REVENUES                                                              $                       0      $                       0
                                                                      -------------------------      -------------------------

COST OF SALES                                                                                 0                              0
                                                                      -------------------------      -------------------------

          Gross margin                                                                        0                              0
                                                                      -------------------------      -------------------------

OPERATING EXPENSES
    Salaries                                                                                  0                              0
    Depreciation and amortization                                                             0                              0
    General and administrative                                                              745                        124,928
                                                                      -------------------------      -------------------------

          Total operating expenses                                                          745                        124,928
                                                                      -------------------------      -------------------------

 Operating income (loss)                                                                   (745)                      (124,928)
                                                                      -------------------------      -------------------------

OTHER INCOME (EXPENSE):
    Interest income                                                                           0                              0
    Interest expense                                                                          0                              0
    Operating loss from disposed operations                                                   0                       (405,444)
    Theft loss                                                                                0                       (479,003)
    Gain on bankruptcy of subsidiary                                                          0                        200,407
                                                                      -------------------------      -------------------------

          Total other income (expense)                                                        0                       (684,040)
                                                                      -------------------------      -------------------------

Net income (loss)                                                                          (745)                      (808,968)

Income taxes                                                                                  0                              0
Other comprehensive income (loss):
    Foreign currency translation gain (loss)                                                  0                        (18,901)
                                                                      -------------------------      -------------------------

Comprehensive loss                                                    $                    (745)     $                (827,869)
                                                                      =========================      =========================

Net loss per common share                                             $                    0.00      $                   (0.20)
                                                                      =========================      =========================

Weighted average number of common shares outstanding                                  4,870,714                      3,999,213
                                                                      =========================      =========================









     The accompanying notes are an integral part of the financial statements

                              Blue Industries, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)




                                                                                 Add'l.
                                           Number of           Common            Paid-in
                                            Shares             Stock             Capital
                                         ---------------   --------------   -----------------
BEGINNING BALANCE,
January 1, 2002                               17,662,000   $       17,662   $      (3,853,343)

Year ended December 31, 2002:
   Shares issued for cash                      5,701,431            5,701           1,281,528
   Note forgiveness                                    0                0           3,864,563
   Shares issued for inventory                 9,757,489            9,758             397,355
   1 for 20 reverse split                    (31,464,874)         (31,465)             31,465
   Amended par value                                   0           (1,490)              1,490
   Shares issued for services                  2,095,000              210             523,540
   Shares issued for cash                        234,286               23             468,549
   Other comprehensive income (loss)                   0                0                   0
   Net loss                                            0                0                   0
                                         ---------------   --------------   -----------------

BALANCE, December 31, 2002                     3,985,332              399           2,715,147

Year ended December 31, 2003:
   Shares issued for cash                         46,368                5              92,731
   Shares issued for cash                        775,000               77             309,922
   Shares issued for cash                         64,014                6              25,600
   Comprehensive income (loss)                         0                0                   0
   Net loss                                            0                0                   0
                                         ---------------   --------------   -----------------

BALANCE, December 31, 2003                     4,870,714              487           3,143,400

Quarter ended March 31, 2004:
   Comprehensive income (loss)                         0                0                   0
   Net loss                                            0                0                   0
                                         ---------------   --------------   -----------------

ENDING BALANCE, March 31, 2004
(unaudited)                                    4,870,714   $          487   $       3,143,400
                                         ===============   ==============   =================

                              Blue Industries, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)



                           Accum.                                   Total
       Stock               Comp.             Retained           Stockholders'
   Subscriptions           Income            Earnings               Equity
    Receivable             (Loss)           (Deficit)            (Deficiency)
-------------------    --------------   ------------------   --------------------

$                 0    $        3,411   $          (92,567)  $         (3,924,837)


                  0                 0                    0              1,287,229
                  0                 0                    0              3,864,563
                  0                 0                    0                407,113
                  0                 0                    0                      0
                  0                 0                    0                      0
                  0                 0                    0                523,750
                  0                 0                    0                468,572
                  0             2,170                    0                  2,170
                  0                 0           (2,781,967)            (2,781,967)
-------------------    --------------   ------------------   --------------------

                  0             5,581           (2,874,534)              (153,407)


                  0                 0                    0                 92,736
                  0                 0                    0                309,999
                  0                 0                    0                 25,606
                  0            (5,581)                   0                 (5,581)
                  0                 0             (401,785)              (401,785)
-------------------    --------------   ------------------   --------------------

                  0                 0           (3,276,319)              (132,432)


                  0                 0                    0                      0
                  0                 0                 (745)                  (745)
-------------------    --------------   ------------------   --------------------


$                 0    $            0   $       (3,277,064)  $           (133,177)
===================    ==============   ==================   ====================











     The accompanying notes are an integral part of the financial statements

                              Blue Industries, Inc.
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)

                                                                                        2004                 2003
                                                                                ------------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $             (745)    $       (808,968)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                               0                    0
     Common stock issued for services                                                            0                    0
     Foreign exchange transaction gain (loss)                                                    0                    0
     Reserve for bad debt                                                                        0                    0
     Operating loss of operations to be disposed                                                 0              405,444
     Theft loss                                                                                  0              479,003
     Gain on bankruptcy of subsidiary                                                            0             (200,402)
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                                  0                    0
     (Increase) decrease in accounts receivable - related parties                                0                    0
     (Increase) decrease in inventory                                                            0                    0
     (Increase) decrease in deposits and other assets                                            0                    0
     Increase (decrease) in accounts payable                                                     0                    0
     Increase (decrease) in accounts payable - related parties                                   0                    0
     Increase (decrease) in assets of operations to be disposed                                  0             (117,199)
     Increase (decrease) in salaries and payroll and taxes                                       0                    0
                                                                                ------------------     ----------------
Net cash  provided (used) by operating activities                                             (745)            (242,122)
                                                                                ------------------     ----------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                          0                    0
     Cash acquired in acquisition                                                                0                    0
     Increase expenditure application patent                                                     0                    0
                                                                                ------------------     ----------------

Net cash provided (used) by investing activities                                                 0                    0
                                                                                ------------------     ----------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Receipt of subscription receivable                                                          0                    0
     Proceeds of stockholders' debt                                                              0               77,042
     Proceeds of  long term debt - related party                                                 0                  884
     Issuance of common stock for cash                                                           0               82,736
                                                                                ------------------     ----------------
Net cash provided by financing activities                                                        0              160,662
                                                                                ------------------     ----------------

Effect of exchange rates on cash                                                                 0               18,899
                                                                                ------------------     ----------------

Net increase (decrease) in cash and equivalents                                               (745)             (62,561)

CASH and equivalents, beginning of period                                                    3,163               63,600
                                                                                ------------------     ----------------

CASH and equivalents, end of period                                             $            2,418     $          1,039
                                                                                ==================     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                           $                0     $              8
                                                                                ==================     ================

Non-Cash Financing Activities:
  Forgiveness of debt                                                           $                0     $              0
                                                                                ==================     ================

     The accompanying notes are an integral part of the financial statements

                              Blue Industries, Inc.
                   Notes to Consolidated Financial Statements
                   (Information with regard to the three month ended March 31, 2004 and 2003 is unaudited)

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

          g) Foreign currency transaction and translation gains (losses) The functional currency of Blue Industries, Inc. on a consolidated basis was the Euro, prior to the liquidation of the European subsidiaries. The Company's reporting currency is the US Dollar. The Company translated the income statement items using the average exchange rate for the period and balance sheet items using the end of period exchange rate, except for equity items, which are translated at historical rates, in accordance with SFAS 52.

          h) Comprehensive income The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Changes in Capital Deficit. Comprehensive income is comprised of net income
     (loss) and all changes to capital deficit except those resulting from investments by owners and distribution to owners.

          i) Interim financial information The financial statements for the three months ended March 31, 2004 and 2003 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 4,870,714 shares of common stock and no shares of preferred stock issued and outstanding at March 31, 2004.

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

                              Blue Industries, Inc.
                   Notes to Consolidated Financial Statements

(2) Stockholders' Equity (Continued) In early 2002, the Company issued 5,701,431 shares of restricted common stock for $1,287,229 in cash. With the forgiveness of the acquisition promissory note, the Company reversed the $3,864,563 charge to additional paid-in capital. In early 2002, the Company issued 9,757,489 shares of restricted common stock in exchange for inventory valued at $407,113, as delivered. In October 2002, the Company completed a 1 for 20 reverse split of the then issued and outstanding common shares, resulting in the retirement of 31,464,874 shares. In October 2002, the Company amended the Articles of Incorporation to change the par value of the common stock from $0.001 to $0.0001 per share. In the fourth quarter 2002, the Company issued 2,095,000 shares of restricted stock in exchange for services valued at $523,750, or $0.25 per share. This stock was issued to certain management and key consultants. The valuation was determined by the Board of Directors as a discount to the then market price of $0.40 per share. This was the only means by which the Company could retain these individuals in order for the Company to continue to grow. In the fourth quarter 2002, the Company issued 234,286 shares in exchange for $468,572 in cash.

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

          The amount recorded as deferred tax asset, cumulative as of March 31, 2004 is approximately $1,310,500, respectively, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,310,500, as the Company has no history of profitable operations.

          The significant components net deferred tax asset as of March 31, 2004 is:


Net operating losses          $            1,310,500
Valuation allowance                       (1,310,500)
                              ----------------------
Net deferred tax asset        $                    0
                              ======================

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

                              Blue Industries, Inc.
                   Notes to Consolidated Financial Statements

(4) Going Concern These financial statements have been prepared in accordance with United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

          The conditions raising substantial doubt about the Company's ability to continue as a going concern are the $3,277,000 accumulated deficit and negative working capital. The Company has been negotiating a potential large investment which, if completed, will alleviate the going concern doubt. The Company's financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

     You should not unduly rely on these forward-looking statements, which speak only as of the date of this filing. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this filing or to reflect the occurrence of unanticipated events. All subsequent written and oral forward- looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the forward-looking statements set forth in this Report. You should read the following discussion with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

     As described in Items 1 and 3 of our annual report on Form 10-KSB, we filed a bankruptcy petition under French law for the liquidation of Blue Industries SAS, our French subsidiary, on April 8, 2003, and under Swiss law for the liquidation of Blue Industries SA, our Swiss subsidiary. At December 31, 2002, March 31, 2003 and at the date of the bankruptcy filing, the bulk of our consolidated assets and liabilities were assets and liabilities of Blue Industries SAS.

     Due to our history of operating losses, the theft of substantial property from our Pringy facility, our decision to file bankruptcy petitions on behalf of our principal operating subsidiaries and the other uncertainties discussed in our annual report on Form 10-KSB, there is substantial uncertainty over our ability to continue functioning as a going concern. The short-term plan of operations discussed below is subject to numerous contingencies and uncertainties and we can offer no assurance that our company or our business will survive.

RESULTS OF OPERATIONS

     We incurred an operating loss of ($745) in the first three months of 2004, as compared with an operating loss of ($124,928) during the first three months of 2003

     After accounting for miscellaneous income and expense, theft losses and gains on the bankruptcy of Blue Industries SAS, our net loss was ($808,968), or ($.20) per share, during the first three months of 2003, as compared with a net loss of ($745), or ($.00) per share, during the first three months of 2004.

     Our comprehensive net loss was ($745) during the first three months of 2004, as compared with a comprehensive net loss of ($827,869) for the first three months of 2003.

     We have significantly reduced our staff and operating overhead as a result of the bankruptcy of Blue Industries SAS. Therefore we do not believe that our results of operations for the three-month period ended March 31, 2004 are a reliable indicator of our future operating results.

LIQUIDITY AND FINANCIAL CONDITION

     In April 2003, we agreed to sell 1,500,000 shares of our common stock in a private placement transaction that provided for a purchase price of $0.40 per share, or $600,000 in the aggregate. We received an initial installment of $300,000 on April 30, 2003. Due to the ongoing financial difficulties described in this report, the purchaser decided it was unwilling to complete the second stage of the stock purchase transaction. Therefore, we have abandoned our plans to continue in business as a manufacturer of specialty water treatment equipment. We are presently restructuring our affairs.

     We had $2,418 in cash at March 31, 2004, as compared to $3,163 at December 31, 2003. At March 30, 2004, our working capital deficit was ($133,177), as compared to a working capital deficit of ($132,432) at December 31, 2003.

GOING CONCERN QUALIFICATION

     At December 31, 2003, we had accumulated losses of ($3,276,319) and a working capital deficit of ($132,432). These problems were exacerbated by the subsequent burglary at our Pringy facility and the bankruptcy of Blue Industries SAS and Blue Industries, SA. While our financing activities helped to alleviate the going concern issues, they did not eliminate them. At March 31, 2004, we had accumulated losses of ($3,277,064) and a working capital deficit of ($133,177). Accordingly, readers are cautioned that our financial statements for the period ended March 31, 2004 have been prepared assuming that our company will continue as a going concern. The problems discussed above raise substantial doubt about our ability to continue as a going concern.

PLAN OF OPERATIONS

     We are implementing a plan whereby we will sell products similar to those we formerly sold in Europe, only now we will concentrate our efforts in the US. We have access to such products through our contacts developed in Europe. We are now in the process of developing a suitable business plan and will be seeking investment capital shortly in order to implement such business plan. There is no assurance that we will be able to successfully implement the proposed restructuring . Since we have no substantial financial resources, we will probably be required to issue equity securities as the sole consideration for this investment capital.

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

     During the next twelve months, our operating expenses will consist of the legal, accounting and administrative expenses associated with developing our business plan and seeking sufficient investment capital, preparing and distributing reports to stockholders. While we have no commitments for additional capital, management believes our company will be able to raise sufficient funds to maintain skeleton operations during the restructuring process.


ITEM 3. CONTROLS AND PROCEDURES

     As of November 24, 2004, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management including the President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of November 15, 2003. There have been no significant changes to the Company's internal controls or other factors that could significantly affect internal controls subsequent to November 24, 2004.




                                     PART II


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

31.1 * Section 302 Certification by Chief Executive Officer and Chief Financial Officer.

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

Dated: November 30, 2004