Form 10QSB
period 2004-06-30
BLUE INDUSTRIES INC
filed 2004-12-01
CIK 1126752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(MarkOne)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2004

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



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,870,714 shares of Common Stock as of June 30, 2004.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS


        PART I  FINANCIAL INFORMATION

ITEM 1  Financial Statements

ITEM 2  Management's Discussion and Analysis of
        Financial Condition and Plan of Operations

ITEM 3  Controls and Procedures

        PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

ITEM 2. Changes in Securities

ITEM 3. Defaults on Senior Securities

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 5. Other Information

ITEM 6. Exhibits and Reports on Form 8-K

        SIGNATURES

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

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-3

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

                              Blue Industries, Inc.
                           Consolidated Balance Sheets




                                                                               June 30, 2004          December 31, 2003
                                                                         -------------------------  ------------------------
                                                                                (unaudited)
                               ASSETS
CURRENT ASSETS
   Cash and equivalents                                                  $                   2,373  $                  3,163
   Accounts receivable                                                                           0                         0
   Inventory                                                                                     0                         0
                                                                         -------------------------  ------------------------
          Total current assets                                                               2,373                     3,163
                                                                         -------------------------  ------------------------

PROPERTY AND EQUIPMENT
  Software                                                                                       0                         0
  Computers and equipment                                                                        0                         0

        Less: accumulated depreciation                                                           0                         0
                                                                         -------------------------  ------------------------

          Net property and equipment                                                             0                         0
                                                                         -------------------------  ------------------------

OTHER ASSETS
  Deposits and other assets                                                                      0                         0
  Patent                                                                                         0                         0

        Less:  accumulated amortization                                                          0                         0
                                                                         -------------------------  ------------------------

          Net other assets                                                                       0                         0
                                                                         -------------------------  ------------------------
Total Assets                                                             $                   2,373  $                  3,163
                                                                         =========================  ========================

          LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                      $                  22,507  $                 22,507
   Accrued Expenses
       Payroll and taxes                                                                    25,000                    25,000
   Due to a former officer                                                                  66,088                    66,088
   Short-term debt                                                                          22,000                    22,000
                                                                         -------------------------  ------------------------

          Total current liabilities                                                        135,595                   135,595
                                                                         -------------------------  ------------------------

Total Liabilities                                                                          135,595                   135,595
                                                                         -------------------------  ------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001par value, authorized 10,000,00 shares; none
      issued and outstanding                                                                     0                         0
   Common stock, $0.0001 par value, authorized 50,000,000 shares;
      4,870,714 issued and outstanding shares                                                  487                       487
   Additional paid-in capital                                                            3,143,400                 3,143,400
   Accumulated comprehensive income (loss)                                                       0                         0
   Deficit                                                                              (3,277,109)               (3,276,319)
                                                                         -------------------------  ------------------------

          Total stockholders' equity (deficiency)                                         (133,222)                 (132,432)
                                                                         -------------------------  ------------------------
Total Liabilities and Stockholders' Equity (Deficiency)                  $                   2,373  $                  3,163
                                                                         =========================  ========================






     The accompanying notes are an integral part of the financial statements

                              Blue Industries, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)



                                                             Three Months Ended                       Six Months Ended
                                                                  June 30,                                June 30,
                                                     ---------------------------------   ----------------------------------
                                                         2004              2003              2004              2003
                                                     ----------------   --------------   ---------------    ---------------
REVENUES                                             $              0   $            0   $             0    $             0

COST OF SALES                                                       0                0                 0                  0
                                                     ----------------   --------------   ---------------    ---------------

            Gross Margin                                            0                0                 0                  0
                                                     ----------------   --------------   ---------------    ---------------

OPERATING EXPENSES
   General and administrative                                      45          118,675               790            243,603
   Depreciation and amortization                                    0                0                 0                  0
   Research and development                                         0                0                 0                  0
                                                     ----------------   --------------   ---------------    ---------------

          Total operating expenses                                 45          118,675               790            243,603
                                                     ----------------   --------------   ---------------    ---------------

Operating Loss                                                    (45)        (118,675)             (790)          (243,603)
                                                     ----------------   --------------   ---------------    ---------------

OTHER INCOME (EXPENSE)
   Interest income                                                  0                0                 0                  0
   Interest expense                                                 0                0                 0                  0
   Foreign currency transaction gain (loss)                         0                0                 0                  0
   Operating loss of disposed operations                            0         (479,714)                0           (563,317)
   Theft loss                                                       0                0                 0           (479,003)
    Gain on bankruptcy of subsidiary                                0                0                 0            201,535
                                                     ----------------   --------------   ---------------    ---------------

          Total other income (expense)                              0         (479,714)                0           (840,785)
                                                     ----------------   --------------   ---------------    ---------------

Net loss                                                          (45)        (598,389)             (790)        (1,084,388)

Other comprehensive income (loss):
   Foreign currency translation gain (loss)                         0           63,208                 0             44,307
                                                     ----------------   --------------   ---------------    ---------------

Comprehensive loss                                   $            (45)  $     (535,181)  $          (790)   $    (1,040,081)
                                                     ================   ==============   ===============    ===============

Net loss per common share, basic                     $          (0.00)  $        (0.03)  $         (0.00)   $         (0.25)
                                                     ================   ==============   ===============    ===============

Weighted average number of shares outstanding               4,870,714        4,474,835         4,870,714          4,271,521
                                                     ================   ==============   ===============    ===============







     The accompanying notes are an integral part of the financial statements

                              Blue Industries, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)




                                                                                Add'l.
                                          Number of           Common            Paid-in
                                           Shares             Stock             Capital
                                      -----------------   --------------   -----------------
BEGINNING BALANCE,
January 1, 2002                              17,662,000   $       17,662   $      (3,853,343)

Year ended December 31, 2002:
   Shares issued for cash                     5,701,431            5,701           1,281,528
   Note forgiveness                                   0                0           3,864,563
   Shares issued for inventory                9,757,489            9,758             397,355
   1 for 20 reverse split                   (31,464,874)         (31,465)             31,465
   Amended par value                                  0           (1,490)              1,490
   Shares issued for services                 2,095,000              210             523,540
   Shares issued for cash                       234,286               23             468,549
   Other comprehensive income (loss)                  0                0                   0
   Net loss                                           0                0                   0
                                      -----------------   --------------   -----------------

BALANCE, December 31, 2002                    3,985,332              399           2,715,147

Year ended December 31, 2003:
   Shares issued for cash                        46,368                5              92,731
   Shares issued for cash                       775,000               77             309,922
   Shares issued for cash                        64,014                6              25,600
   Comprehensive income (loss)                        0                0                   0
(401,785)ss                                           0                0                   0
                                      -----------------   --------------   -----------------

BALANCE, December 31, 2003                    4,870,714              487           3,143,400

Quarter ended June 30, 2004:
   Comprehensive income (loss)                        0                0                   0
   Net loss                                           0                0                   0
                                      -----------------   --------------   -----------------

ENDING BALANCE, June 30, 2004
(unaudited)                                   4,870,714   $          487   $       3,143,400
                                      =================   ==============   =================

                              Blue Industries, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)



                             Accum.                                   Total
         Stock               Comp.             Retained           Stockholders'
     Subscriptions           Income            Earnings               Equity
      Receivable             (Loss)           (Deficit)            (Deficiency)
  -------------------    --------------   ------------------   --------------------

  $                 0    $        3,411   $          (92,567)  $         (3,924,837)


                    0                 0                    0              1,287,229
                    0                 0                    0              3,864,563
                    0                 0                    0                407,113
                    0                 0                    0                      0
                    0                 0                    0                      0
                    0                 0                    0                523,750
                    0                 0                    0                468,572
                    0             2,170                    0                  2,170
                    0                 0           (2,781,967)            (2,781,967)
  -------------------    --------------   ------------------   --------------------

                    0             5,581           (2,874,534)              (153,407)


                    0                 0                    0                 92,736
                    0                 0                    0                309,999
                    0                 0                    0                 25,606
                    0            (5,581)                   0                 (5,581)
                    0                 0             (401,785)              (401,785)
  -------------------    --------------   ------------------   --------------------

                    0                 0           (3,276,319)              (132,432)


                    0                 0                    0                      0
                    0                 0                 (790)                  (790)
  -------------------    --------------   ------------------   --------------------


  $                 0    $            0   $       (3,277,109)  $           (133,222)
  ===================    ==============   ==================   ====================














     The accompanying notes are an integral part of the financial statements

                              Blue Industries, Inc.
                      Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)

                                                                                         2004                    2003
                                                                                --------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $               (790)    $        (1,040,081)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                                 0                       0
     Common stock issued for services                                                              0                       0
     Foreign exchange transaction gain (loss)                                                      0                       0
     Reserve for bad debt                                                                          0                       0
     Operating loss of operations to be disposed                                                   0                 563,317
     Theft loss                                                                                    0                 479,003
     Gain on bankruptcy of subsidiary                                                              0                (200,402)
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                                    0                       0
     (Increase) decrease in accounts receivable - related parties                                  0                       0
     (Increase) decrease in inventory                                                              0                       0
     (Increase) decrease in deposits and other assets                                              0                       0
     Increase (decrease) in accounts payable                                                       0                       0
     Increase (decrease) in accounts payable - related parties                                     0                       0
     Increase (decrease) in assets of operations to be disposed                                    0                (164,342)
     Increase (decrease) in salaries and payroll and taxes                                         0                       0
                                                                                --------------------     -------------------

Net cash  provided (used) by operating activities                                               (790)               (362,505)
                                                                                --------------------     -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                            0                       0
     Cash acquired in acquisition                                                                  0                       0
     Increase expenditure application patent                                                       0                       0
                                                                                --------------------     -------------------

Net cash provided (used) by investing activities                                                   0                       0
                                                                                --------------------     -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Receipt of subscription receivable                                                            0                       0
     Proceeds of stockholders' debt                                                                0                  66,088
     Proceeds of  long term debt - related party                                                   0                     909
     Issuance of common stock for cash                                                             0                 242,084
                                                                                --------------------     -------------------

Net cash provided by financing activities                                                          0                 309,081
                                                                                --------------------     -------------------

Effect of exchange rates on cash                                                                   0                  (9,821)
                                                                                --------------------     -------------------

Net increase (decrease) in cash and equivalents                                                 (790)                (63,245)

CASH and equivalents, beginning of period                                                      3,163                  63,600
                                                                                --------------------     -------------------

CASH and equivalents, end of period                                             $              2,373     $               355
                                                                                ====================     ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                           $                  0     $                 8
                                                                                ====================     ===================

Non-Cash Financing Activities:
  Forgiveness of debt                                                           $                  0     $                 0
                                                                                ====================     ===================


     The accompanying notes are an integral part of the financial statements

                              Blue Industries, Inc.
                   Notes to Consolidated Financial Statements
                   (Information with regard to the six months ended June 30, 2004 and 2003 is unaudited)

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

          i) Interim financial information The financial statements for the six months ended June 30, 2004 and 2003 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

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

          The amount recorded as deferred tax asset, cumulative as of June 30, 2004 is approximately $1,310,500, respectively, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,310,500, as the Company has no history of profitable operations.

          The significant components net deferred tax asset as of June 30, 2004 is:


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

RESULTS OF OPERATIONS

     We incurred an operating loss of ($790) in the first six months of 2004, as compared with an operating loss of ($243,603) during the first six months of 2003

     We incurred an operating loss of ($45) in the three months ended June 30, 2004, as compared with an operating loss of ($118,675) during the three months ended June 30, 2003.

     After accounting for miscellaneous income and expense, theft losses and gains on the bankruptcy of Blue Industries SAS, our net loss was ($1,084,388), or ($.25) per share, during the first six months of 2003, as compared with a net loss of ($790), or ($.00) per share, during the first six months of 2004.

     We incurred a net loss of ($45) in the three months ended June 30, 2004, as compared with a net loss of ($598,389) during the three months ended June 30, 2003

     Our comprehensive net loss was ($790) during the first nine months of 2004, as compared with a comprehensive net loss of ($1,084,081), for the first six months of 2003.

     Our comprehensive net loss was ($45) in the three months ended June 30, 2004, as compared with ($535,181) during the three months ended June 30, 2003

     We have significantly reduced our staff and operating overhead as a result of the bankruptcy of Blue Industries SAS. Therefore we do not believe that our results of operations for the six-month period ended June 30, 2004 are a reliable indicator of our future operating results.

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

     We had $2,373 in cash at June 30, 2004, as compared to $3,163 at December 31, 2003. At June 30, 2004, our working capital deficit was ($133,222), as compared to a working capital deficit of ($132,432) at December 31, 2003.

GOING CONCERN QUALIFICATION

     At December 31, 2003, we had accumulated losses of ($3,276,319) and a working capital deficit of ($132,432). These problems were exacerbated by the subsequent burglary at our Pringy facility and the bankruptcy of Blue Industries SAS and Blue Industries, SA. While our financing activities helped to alleviate the going concern issues, they did not eliminate them. As at June 30, 2004, we had accumulated losses of ($3,277,109) and a working capital deficit of ($133,222). Accordingly, readers are cautioned that our financial statements for the period ended June 30, 2004 have been prepared assuming that our company will continue as a going concern. The problems discussed above raise substantial doubt about our ability to continue as a going concern.

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