Form 10QSB
period 2004-09-30
BLUE INDUSTRIES INC
filed 2004-12-01
CIK 1126752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(MarkOne)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2004

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,870,714 shares of Common Stock as of September 30, 2004.


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

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-3

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

                              Blue Industries, Inc.
                           Consolidated Balance Sheets


                                                                                 September 30, 2004     December 31, 2003
                                                                                --------------------  ---------------------
                                                                                  (unaudited)
                                               ASSETS
CURRENT ASSETS
   Cash and equivalents                                                         $              2,328  $               3,163
   Accounts receivable                                                                             0                      0
   Inventory                                                                                       0                      0
                                                                                --------------------  ---------------------
          Total current assets                                                                 2,328                  3,163
                                                                                --------------------  ---------------------

PROPERTY AND EQUIPMENT
  Software                                                                                         0                      0
  Computers and equipment                                                                          0                      0

        Less: accumulated depreciation                                                             0                      0
                                                                                --------------------  ---------------------

          Net property and equipment                                                               0                      0
                                                                                --------------------  ---------------------

OTHER ASSETS
  Deposits and other assets                                                                        0                      0
  Patent                                                                                           0                      0

        Less:  accumulated amortization                                                            0                      0
                                                                                --------------------  ---------------------

          Net other assets                                                                         0                      0
                                                                                --------------------  ---------------------
Total Assets                                                                    $              2,328  $               3,163
                                                                                ====================  =====================

                         LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                             $             22,507  $              22,507
   Accrued Expenses
       Payroll and taxes                                                                      25,000                 25,000
   Due to a former officer                                                                    66,088                 66,088
   Short-term debt                                                                            22,000                 22,000
                                                                                --------------------  ---------------------

          Total current liabilities                                                          135,595                135,595
                                                                                --------------------  ---------------------

Total Liabilities                                                                            135,595                135,595
                                                                                --------------------  ---------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001par value, authorized 10,000,00 shares; none
      issued and outstanding                                                                       0                      0
   Common stock, $0.0001 par value, authorized 50,000,000 shares;
      4,870,714 issued and outstanding shares                                                    487                    487
   Additional paid-in capital                                                              3,143,400              3,143,400
   Accumulated comprehensive income (loss)                                                         0                      0
   Deficit                                                                                (3,277,154)            (3,276,319)
                                                                                -------------------------------------------

          Total stockholders' equity (deficiency)                                           (133,267)              (132,432)
                                                                                --------------------  ---------------------
Total Liabilities and Stockholders' Equity (Deficiency)                         $              2,328  $               3,163
                                                                                ====================  =====================





     The accompanying notes are an integral part of the financial statements

                              Blue Industries, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)



                                                               Three Months Ended                    Nine Months Ended
                                                                 September 30,                         September 30,
                                                       ----------------------------------   ----------------------------------
                                                           2004               2003              2004              2003
                                                       ----------------   ---------------   ---------------    ---------------
REVENUES                                               $              0   $             0   $             0    $             0

COST OF SALES                                                         0                 0                 0                  0
                                                       ----------------   ---------------   ---------------    ---------------

            Gross Margin                                              0                 0                 0                  0
                                                       ----------------   ---------------   ---------------    ---------------

OPERATING EXPENSES
   General and administrative                                        45            11,598               835            255,201
   Depreciation and amortization                                      0                 0                 0                  0
   Research and development                                           0                 0                 0                  0
                                                       ----------------   ---------------   ---------------    ---------------

          Total operating expenses                                   45            11,598               835            255,201
                                                       ----------------   ---------------   ---------------    ---------------

Operating Loss                                                      (45)          (11,598)             (835)          (255,201)
                                                       ----------------   ---------------   ---------------    ---------------

OTHER INCOME (EXPENSE)
   Interest income                                                    0                 0                 0                  0
   Interest expense                                                   0                 0                 0                  0
   Foreign currency transaction gain (loss)                           0                 0                 0                  0
   Operating loss of disposed operations                              0          (142,315)                0           (712,862)
   Theft loss                                                         0                 0                 0           (479,003)
    Gain on bankruptcy of subsidiary                                  0                 0                 0            201,535
                                                       ----------------   ---------------   ---------------    ---------------

          Total other income (expense)                                0          (142,315)                0           (990,330)
                                                       ----------------   ---------------   ---------------    ---------------

Net loss                                                            (45)         (153,913)             (835)        (1,245,531)

Other comprehensive income (loss):
   Foreign currency translation gain (loss)                           0            82,838                 0            127,145
                                                       ----------------   ---------------   ---------------    ---------------

Comprehensive loss                                     $            (45)  $       (71,075)  $          (835)   $    (1,118,386)
                                                       ================   ===============   ===============    ===============

Net loss per common share, basic                       $          (0.00)  $         (0.03)  $         (0.00)   $         (0.28)
                                                       ================   ===============   ===============    ===============

Weighted average number of shares outstanding                 4,870,714         4,845,714         4,870,714          4,465,022
                                                       ================   ===============   ===============    ===============







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

Quarter ended September 30, 2004:
   Comprehensive income (loss)                           0                0                   0
   Net loss                                              0                0                   0
                                           ---------------   --------------   -----------------

ENDING BALANCE, September 30, 2004
(unaudited)                                      4,870,714   $          487   $       3,143,400
                                           ===============   ==============   =================

                              Blue Industries, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)



                           Accum.                                   Total
       Stock               Comp.             Retained           Stockholders'
   Subscriptions           Income            Earnings               Equity
    Receivable             (Loss)           (Deficit)            (Deficiency)
-------------------    --------------   ------------------   --------------------

$                 0    $        3,411   $          (92,567)  $         (3,924,837)


                  0                 0                    0              1,287,229
                  0                 0                    0              3,864,563
                  0                 0                    0                407,113
                  0                 0                    0                      0
                  0                 0                    0                      0
                  0                 0                    0                523,750
                  0                 0                    0                468,572
                  0             2,170                    0                  2,170
                  0                 0           (2,781,967)            (2,781,967)
-------------------    --------------   ------------------   --------------------

                  0             5,581           (2,874,534)              (153,407)


                  0                 0                    0                 92,736
                  0                 0                    0                309,999
                  0                 0                    0                 25,606
                  0            (5,581)                   0                 (5,581)
                  0                 0             (401,785)              (401,785)
-------------------    --------------   ------------------   --------------------

                  0                 0           (3,276,319)              (132,432)


                  0                 0                    0                      0
                  0                 0                 (835)                  (835)
-------------------    --------------   ------------------   --------------------


$                 0    $            0   $       (3,277,154)  $           (133,267)
===================    ==============   ==================   ====================













     The accompanying notes are an integral part of the financial statements

                              Blue Industries, Inc.
                      Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)

                                                                                      2004                   2003
                                                                                ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $             (835)    $        (1,245,531)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                               0                      0
     Common stock issued for services                                                            0                      0
     Foreign exchange transaction gain (loss)                                                    0                      0
     Reserve for bad debt                                                                        0                      0
     Operating loss of operations to be disposed                                                 0                712,862
     Theft loss                                                                                  0                479,003
     Gain on bankruptcy of subsidiary                                                            0               (201,535)
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                                  0                      0
     (Increase) decrease in accounts receivable - related parties                                0                      0
     (Increase) decrease in inventory                                                            0                      0
     (Increase) decrease in deposits and other assets                                            0                      0
     Increase (decrease) in accounts payable                                                     0                      0
     Increase (decrease) in accounts payable - related parties                                   0                      0
     Increase (decrease) in assets of operations to be disposed                                  0               (250,555)
     Increase (decrease) in salaries and payroll and taxes                                       0                      0
                                                                                ------------------     ------------------

Net cash  provided (used) by operating activities                                             (835)              (505,756)
                                                                                ------------------     ------------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                          0                      0
     Cash acquired in acquisition                                                                0                      0
     Increase expenditure application patent                                                     0                      0
                                                                                ------------------     ------------------

Net cash provided (used) by investing activities                                                 0                      0
                                                                                ------------------     ------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Receipt of subscription receivable                                                          0                      0
     Proceeds of stockholders' debt                                                              0                 66,088
     Proceeds of  long term debt - related party                                                 0                      0
     Issuance of common stock for cash                                                           0                242,736
                                                                                ------------------     ------------------

Net cash provided by financing activities                                                        0                308,824
                                                                                ------------------     ------------------

Effect of exchange rates on cash                                                                 0                139,724
                                                                                ------------------     ------------------

Net increase (decrease) in cash and equivalents                                               (835)               (57,208)

CASH and equivalents, beginning of period                                                    3,163                 63,600
                                                                                ------------------     ------------------

CASH and equivalents, end of period                                             $            2,328     $            6,392
                                                                                ==================     ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                           $                0     $            8,590
                                                                                ==================     ==================

Non-Cash Financing Activities:
  Forgiveness of debt                                                           $                0     $                0
                                                                                ==================     ==================




     The accompanying notes are an integral part of the financial statements

                              Blue Industries, Inc.
                   Notes to Consolidated Financial Statements
                   (Information with regard to the nine months
                 ended September 30, 2004 and 2003 is unaudited)

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

     i) Interim financial information The financial statements for the nine months ended September 30, 2004 and 2003 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

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

                              Blue Industries, Inc.
                   Notes to Consolidated Financial Statements

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

          The amount recorded as deferred tax asset, cumulative as of September 30, 2004 is approximately $1,310,500, respectively, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,310,500, as the Company has no history of profitable operations.

          The significant components net deferred tax asset as of September 30, 2004 is:


Net operating losses            $            1,310,500
Valuation allowance                         (1,310,500)
                                ----------------------
Net deferred tax asset          $                    0
                                ======================

          Deferred income tax assets and the related valuation allowance of Burrard totaled $55,100 at the date of recapitalization. The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change resulting in a change in management's judgment regarding. recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

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

(7) Subsequent Events - Going Concern In October 2004 the Company negotiated a $100,000 line of credit from a lender in order to allow the Company to get its filings current and to develop its business plan. This line of credit carries an interest rate of 7% and matures in one year. This line of credit is convertible at the lenders option into common stock of the Company at a conversion rate of $0.01 per share. The Company made its first draw on this line in October 2004.

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

RESULTS OF OPERATIONS

     We incurred an operating loss of ($835) in the first nine months of 2004, as compared with an operating loss of ($255,201) during the first nine months of 2003

     We incurred an operating loss of ($45) in the three months ended September 30, 2004, as compared with an operating loss of ($11,598) during the three months ended September 30, 2003.

     After accounting for miscellaneous income and expense, theft losses and gains on the bankruptcy of Blue Industries SAS, our net loss was ($1,245,531), or ($.28) per share, during the first nine months of 2003, as compared with a net loss of ($835), or ($.00) per share, during the first nine months of 2004.

     We incurred a net loss of ($45) in the three months ended September 30, 2004, as compared with a net loss of ($153,913) during the three months ended September 30, 2003

     Our comprehensive net loss was ($835) during the first nine months of 2004, as compared with a comprehensive net loss of ($1,118,386) for the first nine months of 2003.

     Our comprehensive net loss was ($45) in the three months ended September 30, 2004, as compared with ($71,075) during the three months ended September 30, 2003

     We have significantly reduced our staff and operating overhead as a result of the bankruptcy of Blue Industries SAS. Therefore we do not believe that our results of operations for the nine-month period ended September 30, 2004 are a reliable indicator of our future operating results.

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

     We had $2,328 in cash at September 30, 2004, as compared to $3,163 at December 31, 2003. At September 30, 2004, our working capital deficit was ($133,267), as compared to a working capital deficit of ($132,432) at December 31, 2003.

GOING CONCERN QUALIFICATION

     At December 31, 2003, we had accumulated losses of ($3,276,319) and a working capital deficit of ($132,432). These problems were exacerbated by the subsequent burglary at our Pringy facility and the bankruptcy of Blue Industries SAS and Blue Industries, SA. While our financing activities helped to alleviate the going concern issues, they did not eliminate them. As at September 30, 2004, we had accumulated losses of ($3,277,154) and a working capital deficit of ($133,267). Accordingly, readers are cautioned that our financial statements for the period ended September 30, 2004 have been prepared assuming that our company will continue as a going concern. The problems discussed above raise substantial doubt about our ability to continue as a going concern. In October 2004 the Company negotiated a $100,000 line of credit from a lender in order to allow the Company to get its filings current and to develop its business plan. This line of credit carries an interest rate of 7% and matures in one year. This line of credit is convertible at the lenders option into common stock of the Company at a conversion rate of $0.01 per share. The Company made its first draw on this line in October 2004.

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

     During the next twelve months, our operating expenses will consist of the legal, accounting and administrative expenses associated with developing our business plan and seeking sufficient investment capital, preparing and distributing reports to stockholders. While we have no commitments for additional capital, management believes our company will be able to raise sufficient funds to maintain skeleton operations during the restructuring process. In October 2004 the Company negotiated a $100,000 line of credit from a lender in order to allow the Company to get its filings current and to develop its business plan. This line of credit carries an interest rate of 7% and matures in one year. This line of credit is convertible at the lenders option into common stock of the Company at a conversion rate of $0.01 per share. The Company made its first draw on this line in October 2004.


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