Form 10KSB
period 2004-12-31
BLUE INDUSTRIES INC
filed 2005-05-02
CIK 1126752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

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

Issuer's telephone number: (858) 243-2615


                 4878 Ronson Court, San Diego, California 92111
                  -------------------------------------------
             (Former name and address if changed since last report)


--------------------------------------------------------------------------------


Securities registered
  under Section 12(b) of the Exchange Act:   - None



Securities registered
  under Section 12(g) of the Exchange Act:  - Common Stock
                                            - $0.001 par value

--------------------------------------------------------------------------------

Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]  No[_]



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]



The issuer's revenues for the fiscal year ended December 31, 2004 were $-0-.



State the aggregate market value of the 2,449,681 shares of common stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) was $244,968.10 at the close of business on December 31, 2004.



As of December 31, 2004, there were 7,015,578 shares of Common Stock issued and outstanding.



Transitional Small Business Disclosure Format:  Yes [_]  No[X]

                              Blue Industries, Inc.

                                Index to Contents

                                                                            Page
Part I

Item 1     Description of Business                                             4
Item 2     Description of Property                                            19
Item 3     Legal Proceedings                                                  19
Item 4     Submission of Matters to a Vote of Security Holders                20

Part II

Item 5     Market for Company's Common Stock and Related
              Stockholders Matters                                            20
Item 6     Management's Discussion and Analysis or Plan of Operation          21
Item 7     Financial Statements                                               24
Item 8     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosures                         24
Item 8A    Controls and Procedures                                            24

Part III

Item 9     Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act               24
Item 10    Executive Compensation                                             26
Item 11    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                 26
Item 12    Certain Relationships and Related Transactions                     27
Item 13    Exhibits and Reports on 8-K                                        28
Item 14    Principal Accountant Fees and Services                             28

Signatures                                                                    29

                  Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.



                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

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

In March 2003, the Company formed Blue Industries, Inc., a new subsidiary under the laws of the state of Florida. In late 2003, the Company elected to liquidate its foreign operating subsidiaries and reverted to an inactive status again.

The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 7,015,578 and 4,870,714 shares of common stock and no shares of preferred stock issued and outstanding at December 31, 2004 and 2003, respectively.

In March 2002, the Company's stockholders approved a change to the Company's authorized share capital to increase the authorized common stock to 50,000,000 shares at a par value of $0.001 per share, and to authorize the creation of 10,000,000 shares of preferred stock at a par value of $0.001 per share.

In 2003, the Company failed to implement it's business plan(s) and, accordingly, is considered to be in the development stage.

The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

The Company may be referred to as a reporting shell corporation. Shell corporations have zero or nominal assets and typically no stated or contingent liabilities. Private companies wishing to become publicly trading may wish to merge with a shell (a reverse merger or reverse acquisition) whereby the shareholders of the private company become the majority of the shareholders of the combined company. The private company may purchase for cash all or a portion of the common shares of the shell corporation from its major stockholders. Typically, the Board and officers of the private company become the new Board and officers of the combined Company and often the name of the private company becomes the name of the combined entity.

The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

It is anticipated that the Company's officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved with corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses that they represent have a general interest in considering a merger or acquisition with a blind pool or blank check or shell entity. No direct discussions regarding the possibility of merger are expected to occur until after the effective date of this registration statement. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions. Furthermore, no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become public corporations. In addition these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange. (See Investigation and Selection of Business Opportunities). The Company anticipates that the business opportunities presented to it will (I) either be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (iv) or other similar characteristics. The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned. Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This include industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

As a consequence of this registration of its securities, any entity, which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public Company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current principal stockholders, the transaction is likely to result in substantial gains to the current principal stockholders relative to their purchase price for such stock. In the Company's judgment, none of the officers and directors would thereby become an underwriter within the meaning of the Section 2(11) of the Securities Act of 1933, as amended as long as the transaction is a private transaction rather than a public distribution of securities. The sale of a controlling interest by certain principal shareholders of the Company would occur at a time when minority stockholders are unable to sell their shares because of the lack of a public market for such shares.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management and board positions with the Company in connection with a change of control or acquisition of a business opportunity (See Form of Acquisition, below, and Risk Factors, The Company, Lack of
Continuity of Management). In the event of such a resignation, the Company's current management would thereafter have no control over the conduct of the Company's business.

It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker- dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plan, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

The Company does not foresee that it will enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to the foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is, in general, permitted by Nevada law to enter into a transaction if the material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes, approves or ratifies the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or the material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically authorized, approved or ratified in good faith by vote of the stockholders; or the contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other Company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

Certain types of business acquisition transactions may be completed without any requirement that the Company first submit the transaction to the stockholders for their approval. In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of the Company's securities (other than principal stockholders holding a controlling interest) should not anticipate that they will be provided with financial statements or any other documentation prior to the completion of the transaction. Other types of transactions require prior approval of the stockholders.

In the event a proposed business combination or business acquisition transaction is structured in such a fashion that prior stockholder approval is necessary, the Company will be required to prepare a Proxy or Information Statement describing the proposed transaction, file it with the Securities and Exchange Commission for review and approval, and mail a copy of it to all Company stockholders prior to holding a stockholders meeting for purposes of voting on the proposal. Minority shareholders that do not vote in favor of a proposed transaction will then have the right, in the event the transaction is approved by the required number of stockholders, to exercise statutory dissenter's rights and elect to be paid the fair value of their shares.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's officers and directors, none of whom are professional business analysts (See Management). Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

Otherwise, in analyzing potential business opportunities, Company management anticipates that it will consider, among other things, the following factors:

     o Potential for growth and profitability indicated by new technology, anticipated market expansion, or new products; o The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;
     o Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming, sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9 adopted by the Securities and Exchange Commission (See Risk Factors The Company Regulations of Penny Stocks).
     o Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     o    The extent to which the business opportunity can be advanced;
     o Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
     o Strength and diversity of existing management or management prospects that are scheduled for recruitment; o The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and
     o The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and Company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such Company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger or acquisition transaction; and the like.

As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of penny stocks. The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on an exchange which would make them exempt from applicability of the penny stock regulations. (See Risk Factors Regulation of Penny Stocks)

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, which have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of the review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting stock of the Company following a merger or reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called B tax free reorganization under the Internal Revenue Code of 1986 as amended, depends upon the issuance to the stockholders of the acquired Company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other a tax free provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal stockholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

As a general matter, the Company anticipates that it, and/or its principal stockholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specific grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to produce goods and services.

Investment Company Act and Other Regulation

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an investment Company under the Investment Company Act of 1940 (the Investment Act), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates the reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment Company securities. Since the Company will not register as an investment Company, stockholders will not be afforded these protections.

Competition

The Company expects to encounter substantial competition in its efforts to locate attractive business combination opportunities. The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies, brokerage firms, and the like. Some of these types of organizations are likely to be in a better position than the Company to obtain access to attractive business acquisition candidates either because they have greater experience, resources and managerial capabilities than the Company, because they are able to offer immediate access to limited amounts of cash, or for a variety of other reasons. The Company also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use by an acquisition candidate.

Employees

The Company currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Risk Factors

The Company's business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

Limited Operating History makes Potential Difficult to Assess

The Company has a limited operating history with no revenues or earnings from operations for more than two (2) years.

The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This will most likely result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

THERE IS NO AGREEMENT FOR A BUSINESS COMBINATION AND NO MINIMUM REQUIREMENTS FOR A BUSINESS COMBINATION

The Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

No Assurance of Success or Profitability

There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased thereby.

Type of Business Acquired

The type of business to be acquired may be one that desires to avoid effecting its own public offering an the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

Lack of Diversification

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

Only One Director and Officer

Because management consists of only one person, while seeking a business combination that person will be the only person responsible in conducting the day-to-day operations of the Company. The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its one officer and director when selecting a target company.

Our sole Officer and Director anticipates devoting only a limited amount of time per month to the business of the Company. There is no written employment agreement with the Company. The Company does not anticipate obtaining key man life insurance. The loss of the services of our officer and director would adversely affect development of the Company's business and its likelihood of continuing operations.

Dependence Upon Management; Limited Participation of Management

The Company will be entirely dependant upon the experience of its officers and directors in seeking, investigating, and acquiring a business and in making decisions regarding the Company's operations. It is possible that, from time to time, the inability of such persons to devote their full time attention to the Because investors will not be able to evaluate the merits of possible future business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors. (See Management.)

Conflicts of Interest

Certain conflicts of interest exist between the Company and its officers and directors. They have other business interests to which they currently devote attention, and are expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to the Company. (See Management.)

It is anticipated that the Company's principal shareholders may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's principal shareholders may consider their own personal pecuniary benefit rather than the best interest of other Company shareholders. Depending upon the nature of a proposed transaction, Company shareholders other than the principal shareholders may not be afforded the opportunity to approve or consent to a particular transaction.

Possible Need for Additional Financing

The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company's currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholders. However, the Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

Dependence Upon Outside Advisors

To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will, be made by the Company's officers, without any input by shareholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officers of the Company consider it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

Regulation of Penny Stocks

The Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers' (NASD) OTC Bulletin Board or the "Pink
Sheets", the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction:

     (i)  the  broker  or  dealer  has  approved   the   person's   account  for
          transactions in penny stock pursuant to this rule and

     (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must:

          (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives;
          (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock;
          (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination

          (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and
          (ii) stating in a highlighted format immediately preceding the customer signature line that
          (iii)the broker or dealer is required to provide the person with the written statement; and
          (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and

          (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

          (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
          (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
          (iii)"boiler room" practices involving high- pressure sales tactics and unrealistic price projections by inexperienced sales persons;
          (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and
          (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

     The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

THERE MAY BE A SCARCITY OF AND/OR SIGNIFICANT COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

Reporting Requirements may Delay or Preclude Acquisition

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 15 days following the effective date of a business combination. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to the Company at the time of effecting a business combination. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for the Company.

Lack of Market Research or Marketing Organization

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. In the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

Regulation under The Investment Company Act of 1940

In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject the Company to material adverse consequences.

Probable Change in Control of the Company and/or Management

In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company's authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, the current shareholder of the Company may agree to sell or transfer all or a portion of the Company's common stock he owns so to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

Possible Dilution of Value of Shares upon Business Combination

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the Company's common stock may increase or decrease, perhaps significantly.

No Foreseeable Dividends

The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

Rule 144 Sales

A majority of the presently issued and outstanding shares of the Company's stock are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable state securities law. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period, may under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner, for a period of at least two years. A sale under Rule 144, or under an other exemption from the Act, if available, or pursuant to subsequent registrations of common stock of present shareholders, may have a depressive effect upon the price of the Common Stock in may market that may develop.

Blue Sky Consideration

Because the securities registered hereunder have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware, that there may be significant state Blue Sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

Additional Risks - Doing Business in a Foreign Country

The Company may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States of America. In such event, the Company may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

Taxation

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non- qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.


ITEM 2 - DESCRIPTION OF PROPERTY

The Company currently maintains a mailing address at 1480 Breakers West Boulevard, Royal Palm Beach, FL 33401. The Company's telephone number is (858) 246-2615. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's President.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.


ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not conducted any meetings of shareholders during the preceding quarter or periods subsequent thereto.



                                     PART II


ITEM 5 - MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market price data

Our shares have been quoted on the OTC Bulletin Board since the fourth quarter of 2001. Our trading symbol was changed to BLII in October 2002 when we implemented a 1 share for 20 reverse split. Previously, our trading symbols were BLUI and BTCS. The following table provides information on the high and the low prices for our shares for each quarter.

        Fiscal 2003                     High               Low
        -------------                  -----             -----
          4th Quarter                  $1.01             $0.35

        Fiscal 2004                    High               Low
        -------------                  -----             -----
          1st Quarter                  $0.40             $0.25
          2nd Quarter                  $0.25             $0.10
          3rd Quarter                  $0.10             $0.10
          4th Quarter                  $0.10             $0.10

As of December 31, 2004, the Company had approximately 430 shareholders of record.

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

We have never paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then- current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

Common Stock

The Company's Articles of Incorporation authorize the issuance of 50,000,000 shares of $0.0001 par value Common Stock. Each record holder of Common Stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. The Articles of Incorporation do not permit cumulative voting for the election of directors.

Holders of outstanding shares of Common Stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of legally available funds; and, in the event of liquidation, dissolution or winding up of the affairs of the Company, holders are entitled to receive, ratably, the net assets of the Company available to stockholders after distribution is made to the preferred stockholders, if any, who are given preferred rights upon liquidation. Holders of outstanding shares of Common Stock have no preemptive, conversion or redemptive rights. All of the issued and outstanding shares of Common Stock are, and all unissued shares when offered and sold will be, duly authorized, validly issued, fully paid, and non-assessable. To the extent that additional shares of the Company's Common Stock are issued, the relative interests of then existing stockholders may be diluted.

Transfer Agent

Our independent stock transfer agent is X-Clearing Corporation, 535 Sixteenth Street Mall, Suite 810, Denver, CO 80202. Their telephone numbers are: Phone:
(303) 573-1000 and Fax: (303) 573-9257.

Reports to Stockholders

The Company plans to furnish its stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by its independent certified public accountants. In the event the Company enters into a business combination with another Company, it is the present intention of management to continue furnishing annual reports to stockholders. Additionally, the Company may, in its sole discretion, issue unaudited quarterly or other interim reports to its stockholders when it deems appropriate. The Company intends to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

Dividend policy

No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future. It is the current policy to retain all earnings, if any, to support future growth and expansion.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

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

In March 2003, the Company formed Blue Industries, Inc., a new subsidiary under the laws of the state of Florida. In late 2003, the Company elected to liquidate its foreign operating subsidiaries and reverted to an inactive status again.

The Company's Board of Directors adopted a new business plan whereby the current principal business activity will be to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

The Company never fully implemented it's business plan(s) and, accordingly, is considered to be in the development stage.

Results of Operations

The Company had no revenue for either of the years ended December 31, 2004 and 2003, respectively.

General and administrative expenses for the years ended December 31, 2004 and 2003 were approximately $21,880 and $259,537. Earnings per share for the respective years ended December 31, 2004 and 2003 was $(0.01) and $(0.08) based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

It is the belief of management and significant stockholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for working capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Plan of Business

General

The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

Combination Suitability Standards

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

Liquidity and Capital Resources

It is the belief of management and significant stockholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

The Company does not currently contemplate making a Regulation S offering.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see Certain Relationships and Transactions.


ITEM 7 - INDEX TO FINANCIAL STATEMENTS

The required financial statements begin on page F-1 of this document.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


ITEM 8A - CONTROLS AND PROCEDURES

As of the date of this filing, an evaluation of the effectiveness of the design and operation of Blue Industries, Inc.'s disclosure controls and procedures was carried out under the supervision and with the participation of management, including our Chief Executive and Financial Officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.



                                    PART III


ITEM 9 - DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers serving the Company are as follows:

   Name               Age       Position Held
---------------       ---       ------------------------------------
Roger E. Pawson        53       President, Chief Executive Officer
                                Chief Financial Officer and Director

The  director  named  above  will  serve  until the next  annual  meeting of the
Company's stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs.

The directors and officers will devote their time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than four (4) hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Biographical Information

ROGER E. PAWSON - Age 53. Mr. Pawson is the Company's sole officer and director. In 1996, Mr. Pawson was the President, Chief Executive Officer and majority shareholder of TLCO Software, Inc. TLCO Software's primary business at that time was the development of advanced yet user friendly web authoring software using its proprietary code. In 1997, TLCO Software launched the "Web Factory"(TM) family of products, which included Web-Factory, Author, Web- Factory, Site Builder Web Factory, Professional Edition. These products were the foundation of TLCO Software's expansion into Software Publishing, OEM & Electronic Markets. Mr. Pawson subsequently sold his interest in the company in 2001. Between 2001 and 2004, Mr. Pawson became the President and Chief Executive Officer of National Developers, an Arizona based development company that specialized in the design and construction of custom homes, shopping malls and strip centers. Mr. Pawson is presently an independent business consultant and advisor to various corporations. Mr. Pawson received a Masters in Business Studies degree from Leeds University in Yorkshire, England in 1971.

Indemnification of Officers and Directors.

The Company's By-Laws provide for the indemnification of its, directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such persons promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it may be unable to recoup.

Conflicts of Interest

None of the officers of the Company will devote more than a small portion of their respective time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

The officers, directors and principal shareholders of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company's officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to members of Company management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, members of Company management may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

The Company has adopted a policy under which any consulting or finders fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company's directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation above.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.


ITEM 10 - EXECUTIVE COMPENSATION

Currently, management of the Company requires less than four (4) hours per month. Accordingly, no officer or director has received any compensation from the Company. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See Certain Relationships and Related Transactions.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this Report, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                                             % of Class
     Name and address                   Number of Shares  Beneficially Owned
---------------------------             ---------------   ------------------
Roger E. Pawson                               -0-                 0%
4878 Ronson Court
San Diego, California 92111

All Directors and                             -0-                 0%

Executive Officers (1 person)

Mohamed Al Yamani                        1,452,308               20%
World of Plasma c/o BDO Visura
33 Rue Des Hauis
Geneve, Switzerland 1211
-----------------------------------


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company currently maintains a mailing address at 1480 Breakers West Boulevard, Royal Palm Beach, FL 33401. The Company's telephone number is (858) 243-2615. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's President.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
----------  -------------------------------------

31.1 * Section 302 Certification by Chief Executive Officer and Chief Financial Officer.

32.1 * Section 906 Certification by Chief Executive Officer and Chief Financial Officer.
-------------------

*    Filed herewith

        (b) Reports on Form 8-K: February 10, 2005, Disclosing change of Officer and Director.


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, Durland & Company, CPA's, P. A. of Palm Beach, Florida:

                                           Year ended        Year ended
                                          December 31,      December 31,
                                              2004               2003
                                          ----------------------------------

1.   Audit fees                              $20,000           $30,000
2.   Audit-related fees                            -                 -
3.   Tax fees                                      -                 -
4.   All other fees                                -                 -
                                           ---------         ---------

   Totals                                    $20,000           $30,000
                                           ---------         ---------

The Company has not designated a formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors (Board), in the absence of a formally appointed committee, is, by definition, the Company's audit committee.

In discharging its oversight responsibility as to the audit process, commencing with the engagement, the Board obtained from it's independent auditors a formal written statement describing all relationships between the auditors and the
Company  that  might  bear  on  the  auditors'   independence   as  required  by

Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management and the independent auditors the quality and adequacy of the Company's internal controls. The Board reviewed with the independent auditors their management letter on internal controls, if one was issued by the Company's auditors.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees".

The Board reviewed the audited financial statements of the Company as of and for the years ended December 31, 2004 and 2003 with management and its independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the respective independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the respective independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2004, for filing with the Securities and Exchange Commission.

The Company's principal accountant for the year ended December 31, 2004 and for the year ended December 31, 2003, Durland & Company, CPA's P.A., did not engage any other persons or firms other than the respective principal accountant's full-time, permanent employees.



                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              Blue Industries, Inc.


Dated: May 2, 2005                         By:  /s/ Roger E. Pawson
                                        ----------------------------------------
                                    Name: Roger E. Pawson
                                   Title: President, Chief Executive Officer and
                                          Director

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.



Dated: May 3, 2005                         By:  /s/ Roger E. Pawson
                                        ----------------------------------------
                                    Name: Roger E. Pawson
                                   Title: President, Chief Executive Officer and
                                          Director

                          INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Balance Sheets..................................................F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-4

Consolidated Statements of Stockholders' Equity (Deficiency).................F-5

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
Blue Industries, Inc.


We have audited the accompanying consolidated balance sheets of Blue Industries, Inc., (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

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




/s/Durland & Company, CPAs, P.A.
Durland & Company, CPAs, P.A.

Palm Beach, Florida
April 25, 2005

                              Blue Industries, Inc.
                           Consolidated Balance Sheets
                                  December 31,



                                                                                        2003                  2003
                                                                                --------------------- -------------------
                       ASSETS
CURRENT ASSETS
  Cash and equivalents                                                          $               1,283 $             3,163
  Accounts receivable (net of allowance of $0 and $30,063)                                          0                   0
  Accounts receivable - related parties                                                             0                   0
   Inventory                                                                                        0                   0
                                                                                --------------------- -------------------
          Total current assets                                                                  1,283               3,163
                                                                                --------------------- -------------------

PROPERTY AND EQUIPMENT
  Software                                                                                          0                   0
  Computers and equipment                                                                           0                   0

        Less: accumulated depreciation                                                              0                   0
                                                                                --------------------- -------------------

          Net property and equipment                                                                0                   0
                                                                                --------------------- -------------------

OTHER ASSETS
  Deposits and other assets                                                                         0                   0
  Patent                                                                                            0                   0

        Less:  accumulated amortization                                                             0                   0
                                                                                --------------------- -------------------

          Net other assets                                                                          0                   0
                                                                                --------------------- -------------------
Total Assets                                                                    $               1,283 $             3,163
                                                                                ===================== ===================

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                             $                   0 $            22,507
   Accrued Expenses
       Payroll and taxes                                                                            0              25,000
       VAT tax payable                                                                              0                   0
   Due to a former officer                                                                          0              66,088
   Short-term debt                                                                             42,000              22,000
                                                                                --------------------- -------------------

          Total current liabilities                                                            42,000             135,595
                                                                                --------------------- -------------------

Total Liabilities                                                                              42,000             135,595
                                                                                --------------------- -------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized 10,000,000
      shares;  none issued and outstanding                                                          0                   0
   Common stock, $0.0001 par value, authorized 50,000,000 shares;
      7,015,578 and 4,870,714 issued and outstanding shares                                       702                 487
   Additional paid-in capital                                                               3,256,780           3,143,400
   Accumulated comprehensive income (loss)                                                          0                   0
   Deficit                                                                                 (3,298,199)         (3,276,319)
                                                                                -----------------------------------------

          Total stockholders' equity (deficiency)                                             (40,717)           (132,432)
                                                                                --------------------- -------------------
Total Liabilities and Stockholders' Equity (Deficiency)                         $               1,283 $             3,163
                                                                                ===================== ===================





     The accompanying notes are an integral part of the financial statements

                              Blue Industries, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                             Year Ended December 31,


                                                                                        2004                 2003
                                                                                -------------------    -----------------

REVENUES                                                                        $                 0    $               0
                                                                                -------------------    -----------------

COST OF SALES                                                                                     0                    0
                                                                                -------------------    -----------------

          Gross margin                                                                            0                    0
                                                                                -------------------    -----------------

OPERATING EXPENSES
    Salaries                                                                                      0                    0
    Depreciation and amortization                                                                 0                    0
    General and administrative                                                               21,880              259,537
    Research and development                                                                      0                    0
                                                                                -------------------    -----------------

          Total operating expenses                                                           21,880              259,537
                                                                                -------------------    -----------------

 Operating Loss                                                                             (21,880)            (259,537)
                                                                                -------------------    -----------------

OTHER INCOME (EXPENSE):
    Interest income                                                                               0                    0
    Interest expense                                                                              0                    0
    Operating loss from disposed operations                                                       0           (1,184,778)
    Gain (loss) on bankruptcy of subsidiaries                                                     0            1,042,530
    Foreign currency transaction gain (loss)                                                      0                    0
    Reserve for bad debt                                                                          0                    0
                                                                                -------------------    -----------------

          Total other income (expense)                                                            0             (142,248)
                                                                                -------------------    -----------------

Net loss                                                                                    (21,880)            (401,785)

Other comprehensive income (loss):
    Foreign currency translation gain (loss)                                                      0               (5,581)
                                                                                -------------------    -----------------

Comprehensive loss                                                              $           (21,880)   $        (407,366)
                                                                                ===================    =================

Net loss per common share                                                       $             (0.01)   $           (0.08)
                                                                                ===================    =================

Weighted average number of common shares outstanding                                      7,015,578            4,591,799
                                                                                ===================    =================





     The accompanying notes are an integral part of the financial statements

                              Blue Industries, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)


                                                                                             Accum.                     Total
                                                                 Add'l.       Stock          Comp.        Retained    Stockholders'
                                      Number of    Common       Paid-in    Subscriptions     Income       Earnings       Equity
                                        Shares      Stock       Capital      Receivable      (Loss)       (Deficit)   (Deficiency)
                                     -----------  ---------  ------------  --------------  ----------  ------------  -------------

BEGINNING BALANCE,
January 1, 2002                       17,662,000  $  17,662  $ (3,853,343) $            0  $    3,411  $    (92,567) $  (3,924,837)

Year ended December 31, 2002:
   Shares issued for cash              5,701,431      5,701     1,281,528               0           0             0      1,287,229
   Note forgiveness                            0          0     3,864,563               0           0             0      3,864,563
   Shares issued for inventory         9,757,489      9,758       397,355               0           0             0        407,113
   1 for 20 reverse split            (31,464,874)   (31,465)       31,465               0           0             0              0
   Amended par value                           0     (1,490)        1,490               0           0             0              0
   Shares issued for services          2,095,000        210       523,540               0           0             0        523,750
   Shares issued for cash                234,286         23       468,549               0           0             0        468,572
   Other comprehensive income (loss)           0          0             0               0       2,170             0          2,170
   Net loss                                    0          0             0               0           0    (2,781,967)    (2,781,967)
                                     -----------  ---------  ------------  --------------  ----------  ------------  -------------

BALANCE, December 31, 2002             3,985,332        399     2,715,147               0       5,581    (2,874,534)      (153,407)

Year ended December 31, 2003:
   Shares issued for cash                 46,368          5        92,731               0           0             0         92,736
   Shares issued for cash                775,000         77       309,922               0           0             0        309,999
   Shares issued for cash                 64,014          6        25,600               0           0             0         25,606
   Comprehensive income (loss)                 0          0             0               0      (5,581)            0         (5,581)
   Net loss                                    0          0             0               0           0      (401,785)      (401,785)
                                     -----------  ---------  ------------  --------------  ----------  ------------  -------------

BALANCE, December 31, 2003             4,870,714        487     3,143,400               0           0    (3,276,319)      (132,432)

Year ended December 31, 2004:
   Shares issued to convert payables   2,144,864        215       113,380               0           0             0        113,595
   Comprehensive income (loss)                 0          0             0               0           0             0              0
   Net loss                                    0          0             0               0           0       (21,880)       (21,880)
                                     -----------  ---------  ------------  --------------  ----------  ------------  -------------

ENDING BALANCE, December 31, 2004      7,015,578  $     702  $  3,256,780  $            0  $        0  $ (3,298,199) $     (40,717)
                                     ===========  =========  ============  ==============  ==========  ============  =============










     The accompanying notes are an integral part of the financial statements

                              Blue Industries, Inc.
                      Consolidated Statements of Cash Flows
                             Year Ended December 31,


                                                                                       2004                 2003
                                                                                -----------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $         (21,880)    $      (401,785)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                              0                   0
     Common stock issued for services                                                           0              25,606
     Foreign exchange transaction gain (loss)                                                   0                   0
     Reserve for bad debt                                                                       0                   0
    Operating loss from disposed operations                                                     0           1,184,778
     Gain on bankruptcy of subsidiary                                                           0          (1,042,530)
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                                 0                   0
     (Increase) decrease in inventory                                                           0                   0
     (Increase) decrease in deposits and other assets                                           0                   0
     Increase (decrease) in accounts payable                                                    0              22,507
     Increase (decrease) in VAT tax payable                                                     0                   0
     Increase (decrease) in salaries and payroll and taxes                                      0              25,000
                                                                                -----------------     ---------------

Net cash  provided (used) by operating activities                                         (21,880)           (186,424)
                                                                                -----------------     ---------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Payment of accounts payable of subsidiaries by parent                                      0            (274,854)
     Purchase of property and equipment                                                         0                   0
     Increase expenditure application patent                                                    0                   0
                                                                                -----------------     ---------------

Net cash provided (used) by investing activities                                                0            (274,854)
                                                                                -----------------     ---------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Related party advances                                                                     0                   0
     Proceeds of  long term debt - related party                                                0                   0
     Proceeds from short-term loan - third party                                           20,000              22,000
     Issuance of common stock for cash                                                          0             402,735
                                                                                -----------------     ---------------

Net cash provided by financing activities                                                  20,000             424,735
                                                                                -----------------     ---------------

Effect of exchange rates on cash                                                                0             (23,894)
                                                                                -----------------     ---------------

Net increase (decrease) in cash and equivalents                                            (1,880)            (60,437)

CASH and equivalents, beginning of period                                                   3,163              63,600
                                                                                -----------------     ---------------

CASH and equivalents, end of period                                             $           1,283     $         3,163
                                                                                =================     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                           $               0     $             0
                                                                                =================     ===============

Non-Cash Financing Activities:
  Common stock issued to settle payables                                        $         113,495     $             0
                                                                                =================     ===============










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

     In March 2003, the Company formed Blue Industries, Inc., a new subsidiary under the laws of the state of Florida. In late 2003, the Company elected to liquidate its foreign operating subsidiaries and reverted to an inactive status again. The following summarize the more significant accounting and reporting policies and practices of the Company:

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

                              Blue Industries, Inc.
                   Notes to Consolidated Financial Statements



(1)  Summary of Significant Accounting Principles (Continued)
     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred.

     f) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

     g) Patents Patents are recorded at cost and are amortized on a straight-line basis over five years, commencing in the period the patents are put into service. No residual value is expected at the end of the patents' useful lives.

     i) Comprehensive income The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Changes in Capital Deficit. Comprehensive income is comprised of net income (loss) and all changes to capital deficit except those resulting from investments by owners and distribution to owners.


(2) Stockholders' Equity. The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 4,870,714 and 3,985,332 shares of common stock and no shares of preferred stock issued and outstanding at December 31, 2003 and 2002, respectively.

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

     In early 2002, the Company issued 5,701,431 shares of restricted common stock for $1,287,229 in cash. With the forgiveness of the acquisition promissory note, the Company reversed the $3,864,563 charge to additional paid-in capital. In early 2002, the Company issued 9,757,489 shares of

                              Blue Industries, Inc.
                   Notes to Consolidated Financial Statements



(2)  Stockholders'  Equity. (Continued)
     restricted common stock in exchange for inventory valued at $407,113, as delivered. In October 2002, the Company completed a 1 for 20 reverse split of the then issued and outstanding common shares, resulting in the retirement of 31,464,874 shares. In October 2002, the Company amended the Articles of Incorporation to change the par value of the common stock from $0.001 to $0.0001 per share. In the fourth quarter 2002, the Company issued 2,095,000 shares of restricted stock in exchange for services valued at $523,750, or $0.25 per share. This stock was issued to certain management and key consultants. The valuation was determined by the Board of Directors as a discount to the then market price of $0.40 per share. This was the only means by which the Company could retain these individuals in order for the Company to continue to grow. In the fourth quarter 2002, the Company issued 234,286 shares in exchange for $468,572 in cash.

     In February and March 2003, the Company issued 46,368 shares in exchange for $92,736 in cash, or $2 per share. In May 2003, the Company issued 750,000 shares in exchange for $300,000 in cash, or $0.40 per share. In June 2003, the Company issued 64,014 shares in exchange for $25,606 in services, or $0.40 per share. In October 2003, the Company issued 25,000 shares in exchange for $10,000 in cash, or $0.40 per share. In 2004, the Company issued 2,144,864 shares to settle payables in the amount of $113,495, or $0.05 per share.

(3) Income Taxes. The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases on assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     The amount recorded as deferred tax asset, cumulative as of December 31, 2004 and 2003 is approximately $1,311,000 and $1,310,000, respectively, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,311,000 and $1,310,000, as the Company has no history of profitable operations. The significant components net deferred tax asset as of December 31, 2004 and 2003 are:

                                          2004                   2003
                               -------------------     ------------------
Net operating losses           $         1,311,000     $        1,310,000
Valuation allowance                     (1,311,000)            (1,310,000)
                               -------------------     ------------------
Net deferred tax asset         $                 0     $                0
                               ===================     ==================

                              Blue Industries, Inc.
                   Notes to Consolidated Financial Statements


(3)  Income Taxes. (Continued)
     Deferred income tax assets and the related valuation allowance of Burrard totaled $55,100 at the date of recapitalization. The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change resulting in a change in management's judgment regarding recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

(4) Going Concern. These financial statements have been prepared in accordance with United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The conditions raising substantial doubt about the Company's ability to continue as a going concern are the $3,278,200 accumulated deficit, negative working capital balance and the theft of assets, principally inventory, in March 2003 and the bankruptcy of the Company's two major operating subsidiaries . The Company's financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

(5) Short-term debt The Company received an advance of $22,000 from unrelated parties as unsecured, non-interest bearing, due on demand and convertible into common stock of the Company at the rate of $0.01 per share.

     In October 2004, the Company negotiated a $100,000 line of credit from a third party lender in order to allow the Company to get and keep its filings current and to develop its business plan. This line of credit carries an interest rate of 7% and matures in one year. This line of credit is convertible at the lenders option into common stock of the Company at a conversion rate of $0.01 per share. The Company made its first draw of $20,000 on this line in October 2004.

(6) Bankruptcy of Subsidiaries The Company elected to liquidate Blue Industries, SAS and Blue Industries, SA, its French and Swiss subsidiaries. These bankruptcies were completed in 2003. As a result, the Company recorded a $1,042,500 gain.