Form 10QSB
period 2005-03-31
BLUE INDUSTRIES INC
filed 2005-05-23
CIK 1126752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(MarkOne)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2005

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 143,078 shares of Common Stock as of May 20, 2005.


Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS




        PART I  FINANCIAL INFORMATION



ITEM 1. Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations

ITEM 3. Controls and Procedures


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

                          INDEX TO FINANCIAL STATEMENTS




Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-3

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                              Blue Industries, Inc.
                           Consolidated Balance Sheets


                                                                                   March 31, 2005    December 31, 2004
                                                                                ------------------  -------------------
                                                                                   (unaudited)
                 ASSETS
CURRENT ASSETS
   Cash and equivalents                                                         $               38  $             1,283
   Accounts receivable                                                                           0                    0
   Inventory                                                                                     0                    0
                                                                                ------------------  -------------------
          Total current assets                                                                  38                1,283
                                                                                ------------------  -------------------
PROPERTY AND EQUIPMENT
  Software                                                                                       0                    0
  Computers and equipment                                                                        0                    0

        Less: accumulated depreciation                                                           0                    0
                                                                                ------------------  -------------------
          Net property and equipment                                                             0                    0
                                                                                ------------------  -------------------
OTHER ASSETS
  Deposits and other assets                                                                      0                    0
  Patent                                                                                         0                    0
        Less:  accumulated amortization                                                          0                    0
                                                                                ------------------  -------------------
          Net other assets                                                                       0                    0
                                                                                ------------------  -------------------
Total Assets                                                                    $               38  $             1,283
                                                                                ==================  ===================

          LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                             $                0  $                 0
   Accrued Expenses
       Payroll and taxes                                                                         0                    0
   Due to a former officer                                                                       0                    0
   Short-term debt                                                                          42,000               42,000
                                                                                ------------------  -------------------
          Total current liabilities                                                         42,000               42,000
                                                                                ------------------  -------------------
Total Liabilities                                                                           42,000               42,000
                                                                                ------------------  -------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001par value, authorized 10,000,00 shares; none
      issued and outstanding                                                                     0                    0
   Common stock, $0.0001 par value, authorized 50,000,000 shares;
      17,015,578 and 7,015,578 issued and outstanding shares, respectively                   1,702                  702
   Additional paid-in capital                                                            3,275,780            3,256,780
   Accumulated comprehensive income (loss)                                                       0                    0
   Deficit                                                                              (3,319,444)          (3,298,199)
                                                                                ---------------------------------------
          Total stockholders' equity (deficiency)                                          (41,962)             (40,717)
                                                                                ------------------  -------------------
Total Liabilities and Stockholders' Equity (Deficiency)                         $               38  $             1,283
                                                                                ==================  ===================


     The accompanying notes are an integral part of the financial statements

                              Blue Industries, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                          Three Months Ended March 31,
                                   (Unaudited)

                                                                                          2005                   2004
                                                                                ----------------------    -------------------

REVENUES                                                                        $                    0    $                 0
                                                                                ----------------------    -------------------
COST OF SALES                                                                                        0                      0
                                                                                ----------------------    -------------------
          Gross margin                                                                               0                      0
                                                                                ----------------------    -------------------
OPERATING EXPENSES
    Salaries                                                                                    10,000                      0
    Depreciation and amortization                                                                    0                      0
    General and administrative                                                                  11,245                    745
                                                                                ----------------------    -------------------
          Total operating expenses                                                              21,245                    745
                                                                                ----------------------    -------------------
 Operating income (loss)                                                                       (21,245)                  (745)
                                                                                ----------------------    -------------------
OTHER INCOME (EXPENSE):
    Interest income                                                                                  0                      0
    Interest expense                                                                                 0                      0
                                                                                ----------------------    -------------------
          Total other income (expense)                                                               0                      0
                                                                                ----------------------    -------------------
Net income (loss)                                                                              (21,245)                  (745)

Income taxes                                                                                         0                      0
Other comprehensive income (loss):
    Foreign currency translation gain (loss)                                                         0                      0)
                                                                                ----------------------    -------------------
Comprehensive loss                                                              $              (21,245)   $              (745)
                                                                                ======================    ===================
Net loss per common share                                                       $                (0.01)   $             (0.01)
                                                                                ======================    ===================
Weighted average number of common shares outstanding                                        17,015,578              4,870,714
                                                                                ======================    ===================



     The accompanying notes are an integral part of the financial statements

                              Blue Industries, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)


                                                                                       Accum.                          Total
                                                                        Add'l.         Comp.       Retained        Stockholders'
                                      Number of         Common         Paid-in        Income      Earnings            Equity
                                       Shares           Stock          Capital        (Loss)      (Deficit)        (Deficiency)
                                    -------------   -------------   -------------   ----------   --------------   --------------
BEGINNING BALANCE, January 1, 2003      3,985,332   $         399   $   2,715,147   $    5,581   $   (2,874,534)  $     (153,407)

   Shares issued for cash                  46,368               5          92,731            0                0           92,736
   Shares issued for cash                 775,000              77         309,922            0                0          309,999
   Shares issued for cash                  64,014               6          25,600            0                0           25,606
   Comprehensive income (loss)                  0               0               0       (5,581)               0           (5,581)
   Net loss                                     0               0               0            0         (401,785)        (401,785)
                                    -------------   -------------   -------------   ----------   --------------   --------------

BALANCE, December 31, 2003              4,870,714             487       3,143,400            0       (3,276,319)        (132,432)

   Shares issued to convert payables    2,144,864             215         113,380            0                0          113,595
   Comprehensive income (loss)                  0               0               0            0                0                0
   Net loss                                     0               0               0            0          (21,880)         (21,880)
                                    -------------   -------------   -------------   ----------   --------------   --------------

BALANCE, December 31, 2004              7,015,578             702       3,256,780            0       (3,298,199)         (40,717)

   Shares issued for services          10,000,000           1,000          19,000            0                0           20,000
   Comprehensive income (loss)                  0               0               0            0                0                0
   Net loss                                     0               0               0            0          (21,245)         (21,245)
                                    -------------   -------------   -------------   ----------   --------------   --------------

ENDING BALANCE, March 31, 2005
(unaudited)                            17,015,578   $       1,702   $   3,275,780   $        0   $   (3,319,444)  $      (41,962)
                                    =============   =============   =============   ==========   ==============   ==============









     The accompanying notes are an integral part of the financial statements

                              Blue Industries, Inc.
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)


                                                                                        2005                     2004
                                                                                ---------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $             (21,245)   $                (745)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                                  0                        0
     Common stock issued for services                                                          20,000                        0
     Foreign exchange transaction gain (loss)                                                       0                        0
     Reserve for bad debt                                                                           0                        0
     Operating loss of operations to be disposed                                                    0                        0
     Theft loss                                                                                     0                        0
     Gain on bankruptcy of subsidiary                                                               0                        0
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                                     0                        0
     (Increase) decrease in accounts receivable - related parties                                   0                        0
     (Increase) decrease in inventory                                                               0                        0
     (Increase) decrease in deposits and other assets                                               0                        0
     Increase (decrease) in accounts payable                                                        0                        0
     Increase (decrease) in accounts payable - related parties                                      0                        0
     Increase (decrease) in assets of operations to be disposed                                     0                        0
     Increase (decrease) in salaries and payroll and taxes                                          0                        0
                                                                                ---------------------    ---------------------
Net cash  provided (used) by operating activities                                              (1,245)                    (745)
                                                                                ---------------------    ---------------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                             0                        0
     Cash acquired in acquisition                                                                   0                        0
     Increase expenditure application patent                                                        0                        0
                                                                                ---------------------    ---------------------
Net cash provided (used) by investing activities                                                    0                        0
                                                                                ---------------------    ---------------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Receipt of subscription receivable                                                             0                        0
     Proceeds of stockholders' debt                                                                 0                        0
     Proceeds of  long term debt - related party                                                    0                        0
     Issuance of common stock for cash                                                              0                        0
                                                                                ---------------------    ---------------------
Net cash provided by financing activities                                                           0                        0
                                                                                ---------------------    ---------------------
Net increase (decrease) in cash and equivalents                                                (1,245)                    (745)

CASH and equivalents, beginning of period                                                       1,283                    3,163
                                                                                ---------------------    ---------------------

CASH and equivalents, end of period                                             $                  38    $               2,418
                                                                                =====================    =====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                           $                   0    $                   0
                                                                                =====================    =====================
Non-Cash Financing Activities:
  Forgiveness of debt                                                           $                   0    $                   0
                                                                                =====================    =====================


     The accompanying notes are an integral part of the financial statements

                              Blue Industries, Inc.
                   Notes to Consolidated Financial Statements
               (Information with regard to the three months ended
                      March 31, 2005 and 2004 is unaudited)


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

     In early 2002, the Company issued 5,701,431 shares of restricted common stock for $1,287,229 in cash. With the forgiveness of the acquisition promissory note, the Company reversed the $3,864,563 charge to additional paid-in capital. In early 2002, the Company issued 9,757,489 shares of restricted common stock in exchange for inventory valued at $407,113, as delivered. In October 2002, the Company completed a 1 for 20 reverse split of the then issued and outstanding common shares, resulting in the

                              Blue Industries, Inc.
                   Notes to Consolidated Financial Statements


(2)  Stockholders'  Equity (Continued)
     retirement of 31,464,874 shares. In October 2002, the Company amended the Articles of Incorporation to change the par value of the common stock from $0.001 to $0.0001 per share. In the fourth quarter 2002, the Company issued 2,095,000 shares of restricted stock in exchange for services valued at $523,750, or $0.25 per share. This stock was issued to certain management and key consultants. The valuation was determined by the Board of Directors as a discount to the then market price of $0.40 per share. This was the only means by which the Company could retain these individuals in order for the Company to continue to grow. In the fourth quarter 2002, the Company issued 234,286 shares in exchange for $468,572 in cash.

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

     In 2005, the Company issued 10,000,000 shares in exchange for services valued at $20,000, or $0.002 per share.

(3) Income Taxes The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases on assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The amount recorded as deferred tax asset, cumulative as of March 31,2005 is approximately $1,327,800, respectively, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,327,800, as the Company has no history of profitable operations. The significant components net deferred tax asset as of March 31, 2005 is:


        Net operating losses                        $         1,327,800
        Valuation allowance                                  (1,327,800)
                                                    -------------------
        Net deferred tax asset                      $                 0
                                                    ===================

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

                              Blue Industries, Inc.
                   Notes to Consolidated Financial Statements



(4) Going Concern These financial statements have been prepared in accordance with United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The conditions raising substantial doubt about the Company's ability to continue as a going concern are the $3,319,000 accumulated deficit and negative working capital. The Company has been negotiating a potential large investment which, if completed, will alleviate the going concern doubt. The Company's financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

(5)  Related Party Transactions
     a) Stock issued for services In January 2005, the Company issued 5,000,000 shares of common stock in exchange for services, provided by the sole officer and director, valued at $10,000, or $0.002 per share.

(6)  Subsequent Events
     a) Stockholders' equity In May 2005, the Company issued 5,000,000 shares of common stock in exchange for settlement of existing convertible debt in the amount of $10,000, or $0.002 per share. In May 2005, the Company completed a one share for 200 shares reverse split of its then outstanding 22,015,578 shares of common stock. This reverse was conducted such that if after the reverse a stockholder held less than 100 shares, they are rounded up to 100 shares and if any stockholder held less than 100 shares prior to the reverse those shares are not split at all.

     b) Spin-off The Company has a wholly owned subsidiary, Blue Industries, Inc. (Florida). The Company intends to complete a spin-off of Blue (Florida) such that all of the stockholders of the parent hold exactly the same number and percentage of shares in Blue (Florida) as they did prior to the reverse split of the parent. The Company intends to make Blue (Florida) reporting and trading at the time of the spin-off, such that the shareholders of the parent are as unaffected by the reverse split as possible.

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

RESULTS OF OPERATIONS

     We incurred an operating loss of ($21,245) in the first three months of 2005, as compared with an operating loss of ($745) during the first three months of 2004.

     Our net loss was ($21,245), or ($.01) per share, during the first three months of 2004, as compared with a net loss of ($745), or ($.01) per share, during the first three months of 2003.

     We have reduced our staff to one and operating overhead as a result of the bankruptcy of Blue Industries SAS. Therefore we do not believe that our results of operations for the three-month period ended March 31, 2005 is a reliable indicator of our future operating results.

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

     We issued 5,000,000 shares of our common stock each in exchange for services provided by two parties in the first quarter of 2005. One is the Company's sole officer and director and the other is a consultant to us.

     We had $38 in cash at March 31, 2005, as compared to $1,283 at December 31, 2004. At March 31, 2005, our working capital deficit was ($41,962), as compared to a working capital deficit of ($40,717) at December 31, 2004.

GOING CONCERN QUALIFICATION

     At December 31, 2004, we had accumulated losses of ($3,298,199) and a working capital deficit of ($40,717). At March 31, 2005, we had accumulated losses of ($3,319,444) and a working capital deficit of ($41,962). Accordingly, readers are cautioned that our financial statements for the period ended March 31, 2005 have been prepared assuming that our company will continue as a going concern. The problems discussed above raise substantial doubt about our ability to continue as a going concern. In October 2004 the Company negotiated a $100,000 line of credit from a lender in order to allow the Company to get its filings current and to develop its business plan. This line of credit carries an interest rate of 7% and matures in one year. This line of credit is convertible at the lenders option into common stock of the Company at a conversion rate of $0.01 per share. The Company made its first draw on this line in October 2004.

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


ITEM 3. CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.



                                     PART II


ITEM 1. LEGAL PROCEEDINGS

NONE


ITEM 2. CHANGES IN SECURITIES

NONE


ITEM 3. DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 13, 2005 the Company authorized, after approval by a majority of the Shareholders by written consent a reverse split of the common stock at a rate of 1 for 200, all of which action was effected on May 20, 2005.


ITEM 5. OTHER INFORMATION

NONE


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
----------  -------------------------------------
31.1 * Section 302 Certification by Chief Executive Officer and Chief Financial Officer.

32.1 * Section 906 Certification by Chief Executive Officer and Chief Financial Officer.
-------------------
*    Filed herewith

     (b) Reports on Form 8-K

     The Company filed a form 8-K on February 10, 2005, announcing the addition of a new Director and the resignation of another Director. On May 10, 2005, the Company filed a Form 8-K announcing a change of Auditors.






                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BLUE INDUSTRIES INC.


By: /s/ Roger E. Pawson
   -----------------------------------
   Roger E. Pawson
   Chief Executive Officer and
   Chief Financial Officer


Date:  May 23, 2005