Form 10KSB
period 2005-06-30
PEGASUS WIRELESS CORP
filed 2005-09-20
CIK 1126752

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________


Commission file no.: 000-32567

                           PEGASUS WIRELESS CORP.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                         52-2273215
---------------------------------------           -------------------------
(State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

48499 Milmont Dr.
Fremont, California                                          94538
---------------------------------------           -------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number: (510) 490-8288


                       ---------------------------------
                       (Former name or former address, if
                           changes since last report)

Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of each exchange on
  Title of each class                                     which registered
      None
-----------------------------                      --------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.0001 par value
                            ------------------------
                                (Title of class)

Copies of Communications Sent to:

                                   Carl Duncan, Esq.
                                   Duncan Blum & Assoc.
                                   5718 Tanglewood Dr.
                                   Bethesda, MD 20817

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [X]



The Registrant's revenue for the fiscal year ended June 30, 2005:$3,172,351.



The aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) as of September 13, 2005 was $284,600,000.



There were 65,770,596 shares of the registrant's common stock outstanding as of September 13, 2005.



DOCUMENTS INCORPORATED BY REFERENCE: None



Transitional Small Business Disclosure Format: Yes [_] No [X]

                            SUMMARY TABLE OF CONTENTS

PART I

Item 1. Description of Business................................................

Item 2. Description of Property................................................

Item 3. Legal Proceedings......................................................

Item 4. Submission of Matters to a Vote of Security Holders....................

PART II

Item 5. Market for Common Equity and Related Shareholder Matters...............

Item 6. Management's Discussion and Analysis or Plan of Operation..............

Item 7. Financial Statements...................................................

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure....................................

Item 8A. Controls and Procedures ..............................................

Item 8B. Other Information ....................................................

PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance With Section 16(a) of the Exchange Act.............

Item 10. Executive Compensation................................................

Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters............................

Item 12. Certain Relationships and Related Transactions........................

Item 13. Exhibits..............................................................

Item 14. Principal Accountant Fees and Services ...............................

SIGNATURES.....................................................................

PART I

Forward Looking Statements

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

     Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings. Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward- looking statements contained herein to reflect future events or developments.


Item 1. Description of Business

(a)      Development

     Blue Industries, Inc., (the "Company"), was incorporated under the laws of Nevada on April 5, 2000 as Burrard Technologies, Inc. ("Burrard") and was involved in software development. During 2001, the Company discontinued the software development and became inactive until December 18, 2001, when it acquired all the issued and outstanding shares of Technocall S.A. ("Technocall"), a Swiss company.

     Technocall SA, a proprietary micro-calculator and electronic management system that regulates and controls the water treatment process, had been inactive until September 2001, at which time it acquired all the assets comprising the Blue Industries water treatment process. On April 2, 2002, the Company changed its name to Blue Industries Inc.

     In March 2003, the Company formed Blue Industries, Inc., a new subsidiary under the laws of Florida. In late 2003, the Company elected to liquidate its foreign operating subsidiaries and reverted to an inactive status again.

     In May 2005, the Company changed its name to Pegasus Wireless Corp. and acquired issued and outstanding shares of OTC Wireless, Inc. by acquiring all the issued and outstanding shares of Pegasus Wireless Corp. (A Colorado corporation). At the time of this acquisition the Company changed its fiscal year end to June 30, to match that of OTC Wireless.

OTC Wireless, Inc. manufactures wireless connectivity devices.

     The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 33,478,070 and 7,015,578 shares of common stock and no shares of preferred stock issued and outstanding at June 30, 2005 and December 31, 2004, respectively.

     In March 2002, the Company's stockholders approved a change to the Company's authorized share capital to increase the authorized common stock to 50,000,000 shares at a par value of $0.001 per share, and to authorize the creation of 10,000,000 shares of preferred stock at a par value of $0.001 per share.

     On August 31, 2005, the Company completed a two for one forward split of its common stock, which included the forward split of the authorized common stock to 100,000,000 and the preferred stock to 20,000,000, without affecting the par value of either class of stock.

(b) Business of Issuer.

General

The operating entity of Pegasus Wireless Corp. Is OTC Wireless, Inc.

     OTC Telecom, Inc. (the Company or OTC Wireless), changed its name to OTC Wireless, Inc. in 2000 to better reflect the nature of the company's core business. It was incorporated in September 1993 as a California corporation. The Company began its operations in November 1993 in Sunnyvale, California. OTC Wireless was founded by a group of experienced technologists from microwave communication and computer networking industries. The Company's major business is to provide wireless communication technologies and products to serve the business, education and industrial application markets.

     OTC Wireless introduced its 900MHz spread spectrum wireless Ethernet bridge in 1995, among the industry's earliest true plug-and-play wireless network solution. The Company also submitted its first patent application in October 1995, based on the spread spectrum receiver technology developed for this product.

     In 1996, OTC Wireless then introduced one of the industry's first 2.4 Ghz plug-and-play wireless Ethernet bridge, AirEZY and the 2.4GHz wireless serial radio modem, ADAM, both based on the Company's direct sequence spread spectrum technology.

     In 1998, the Company introduced the enhanced AiEZY series of wireless radios by combining the plug- and-play feature with the WIPP (wireless internet polling protocol) multiple access scheme developed by the Company, to provide a collision-free, adjustable bandwidth wireless access solution platform. In the same year, the Company also introduced one of the industry's earliest 2.4GHz IEEE 802.11b wireless bridges.

     In 2000, the Company  introduced the one of the industry's  earliest 54Mbps
IEEE  802.11g   plug-and-play   indoor  and  outdoor  wireless  Ethernet  bridge
solutions, VCW and ASR/ACR.

     In 2002, the Company introduced a plug-and-play wireless serial communication solution, WiSER, for connecting the interactive whiteboard and the computer in classrooms as well as meeting rooms. In the same year, the Company introduced its 802.11b wireless projector/display solution, WiJET.

     In 2004, the Company introduced a new generation of plug-and-play WiSER, the WiSER.ip, that converts the conventional serial (RS-232) communication based "dumb" industrial devices into TCP/IP- capable, intelligent network nodes. The Company also introduced two new wireless display solutions based on the 54Mbps IEEE 802.11g technology (WiJET.G, and WiJET.Video) that supports streaming MPEG1 and MPEG2 video files from a computer to a projector, LCD TV or plasma flat panel display, wirelessly.

     The Company has applied and been awarded patents, based on the Company's spread spectrum receiver signal processing technology as well as its WIPP, plug-and-play and wireless display technology:

          "Non-coherent direct sequence spread spectrum receiver for detecting bit/symbol chip sequences using threshold comparisons of chip sequence correlation," U.S. Patent No. 5,687,190, awarded 11/11/1997.

          "A robust  system for  wireless  projection  of  computer  display and
     rendering  of  motion  video   contents,"  U.S.   Patent   Application  No.
     60/542,247, filed on 2/4/2004, pending.

     Although  the  Company   initialized  the  following   provisional   patent
applications, it decided not to continue with formal applications due to obsolesence caused by newer technology development:

          "Multiple access scheme for wireless internet connection," US patent application no. 09/660,285, filed 9/16/1999. Japanese Patent Application No. 2000-281792, filed 9/18/2000.

          "Wired  protocol  to  wireless   protocol   converter,"   U.S.  Patent
     Application No. 10/209,118, filed 7/30/2002.

          "USB-interface radio," U.S. Patent Application No. 60/388,553, filed 6/12/2002.

     Today, the Company offers the following products in three major application areas:

     For indoor and outdoor wireless networking:

       OTCW Model #        Application
   --------------    -------------------------------------------
   AVCW*-AP:         11Mbps outdoor wireless access point
   AVCW*-BRG:        11Mbps outdoor wireless bridge station
   AVCW*-AP-G:       54 Mbps outdoor wireless access point
   AVCW*-BRG-G:      54 Mbps outdoor wireless bridge station
   ASR:              11 Mbps indoor wireless access point
   ACR:              11Mbps indoor wireless bridge station
   ASR-G:            54 Mbps indoor wireless access point
   ACR-G:            54 Mbps indoor wireless bridge station
---------------------------
* All AVCW models offer two integrated antenna options 9dBi and 15 dBi and a third option of a Type-N connector for external antenna connection.

     For industrial wireless networking solutions:

   OTCW Model #        Application
   --------------    -------------------------------------------
   WiSER:            11 Mbps wireless serial modem
   WiSER.ip:         11 Mbps wireless serial TCP/IP modem

     For wireless multimedia/video networking solutions:

   OTCW Model #        Application
   --------------    -------------------------------------------
   WiJET:            11 Mbps wireless display solution
   WiJET.G:          54 Mbps wireless display solution
   WiJET.Video:      54 Mbps wireless display solution with video streaming

     OTC Wireless has been delivering products to customers since 1995, both domestically and overseas. In addition to system integrators, value-added resellers and end users worldwide, the Company also offers products to major account customers who either bundle OTC Wireless's solution to their own products, or carry OTC Wireless's products under their own names by private labeling or OEM custom-designed products from the Company. Over the years, the Company's major account customers include our largest Japanese customer, CallUS Computers, which private labels our wireless technology products to Wireless Internet, (WI) and Nippon Telephone and Telegraph-ME Group, (NTT-ME). The Company also is a direct supplier to Showa Electric Cable Company (SWCC). In addition the Company is also the direct supplier of its products to, among others, Smart Technologies of Canada, Lexmark in the U.S. and D-Link, a major worldwide network equipment provider based in Taiwan, each of which private labels our technology products through their distribution network in their country of origin.

     The AVCW series of outdoor wireless Ethernet bridge products are used by Internet Service Providers (ISPs) to offer high speed Internet access to their customers wirelessly. They are also used by business customers and schools to interconnect computer networks in different buildings. When used in a point to point configuration, a pair of AVCW radios can reach a distance up to 20 miles. In a point to multiple- point configuration, the radius of a "coverage cell" typically ranges between 3 to 5 miles. Working with its service providers, the Company has deployed numerous wireless broadband Internet networks domestically as well as overseas (including Japan, China and South America).

     The Company's ASR and ACR indoor wireless products are used in the Wireless Local Area Networks (WLAN) by office and home users to interconnect computers without having to deploy cables. Being designed as a true plug-and-play wireless solution, OTC Wireless' radios require no installation of software drivers, and can be used to wirelessly interlink any devices equipped with the RJ-45 Ethernet port, not only computers. For example, they can be used to enable wireless printing, connecting computers and network printers. They can also be used to connect to game consoles such as X-Box, Play Station or Game Cube with the wireless home gateways.

     The WiSER series wireless serial radios are used by both industrial and education users. Teachers in the schools use WiSER to wirelessly interconnect the interactive whiteboards to the computers in the classrooms. Industrial users use the WiSER to connect the central control computer to the remote data collecting and sensing devices.

     The WiJET series products are used by both business and education customers. Presenters in a business meeting or teachers in the classroom can deliver their PowerPoint slide shows to the audience in the most convenient location with their computers wirelessly connected to the projector without the restriction of a tethering VGA cable. Home users can use WiJET to deliver movie files stored on their computer hard drives to an LCD or plasma flat panel TV wirelessly.

     The Company has a number of new products in the pipeline which its management believe to be innovative and responsive to customer needs and desires. The Company is planning to introduce a new generation of wireless access point products that operate in multiple frequency bands and supports backbone and last- mile functions from a simple, easy to install package. The Company also is developing its next generation wireless multi-media solution that delivers enhanced video streaming and audio performance and computer presentation capability over the wireless connectivity between the computer and the remote display/sound devices.

COMPETITIVE BUSINESS CONDITIONS

     The field of wireless connectivity devices is highly competitive. We compete with a number of businesses that provide the same or similar products. Many of these competitors have a longer operating history, greater financial resources, and provide other products that we do not provide. Pegasus' competitors include companies such as Linksys, D-Link and Netgear in the consumer networking devices market. In the multimedia/video wireless market, its major competitors include companies such as Komatsu and Infocus. In the enterprise infrastructure wireless market, its major competitors include companies such as Cisco, Nortel and Motorola. We believe that quality of product, innovative products, proper pricing and range of product uses offered are the principal factors that will enable us to compete effectively.

Government Regulation

     The Company's  operations are subject to various  federal,  state and local
requirements  which  affect  businesses   generally,   such  as  taxes,   postal
regulations, labor laws, and environment and zoning regulations and ordinances.

     Operation of current Pegasus Wireless products are subject to the FCC regulation under FCC Part 15 rules, specifically, FCC Part 15 subpart C and subpart E. The company needs to submit its products for the FCC rule compliance test and obtain certifications before the products are available for sale. The users of the products need not to obtain usage license from the government.

Research and Development

     The Company conducts in research and development on an ongoing basis in order to improve our current products as well as to develop new products. We do not have a specific plan of research and development at this stage.

Employees

     As of September 10, 2005, the Company has 24 employees, principally located at our Fremont, California offices.

Manufacturing

     As of September 10,2005, all of the Company's products are manufactured in China by contract manufacturers.

Reports to Security  Holders

     The Company will send out audited annual reports to its shareholders if required by applicable law. Until such time, the Company does not foresee sending out such reports. The Company will make certain filings with the SEC as needed, and any filings the Company makes to the SEC are available and the public may read and copy any materials the Company files with SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at (http://www.sec.gov).


Item 2. Description of Property

     The corporate headquarters of Pegasus Wireless Corp. is located at 48499 Milmont Dr., Fremont, California 94538 and its telephone number is (510) 490-8288.


Item 3. Legal Proceedings

     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The Company is not currently a party to any legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

     None.



                                     PART II


Item 5. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters.

Market Information

2005                                HIGH                 LOW
------                             --------            -----
June 30, 2005                       7.40                0.10
March 31, 2005                      0.10                0.10

2004                                HIGH                 LOW
------                             --------            -----
December 31, 2004                   0.10                0.10
September 30, 2004                  0.10                0.10
June 30, 2004                       0.25                0.10
March 31, 2004                      0.40                0.25


2003                                HIGH                 LOW
------                             --------            -----


December 31, 2003                   1.01                0.35
September 30, 2003                  1.25                0.30
June 30, 2003                       0.80                0.45
March 31, 2003                      2.20                0.20


2002                                HIGH                 LOW
------                             --------            -----
December 31, 2002                   1.47                0.20


The approximate number of holders of record of common equity is 675 as of September 8, 2005.

Dividends

     The Company has never declared or paid any cash dividends on its common stock and does not intend to declare any dividends in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Transfer Agent

     Our transfer agent is Olde Monmouth Stock Transfer Co., Inc., 200 Memorial Parkway, Atlantic Highlands, NJ 07716. Their telephone number is (732) 872 2727.


Item 6.  Management's Discussion and Analysis or Plan of Operation

Operations

     This report on Form 10-KSB contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting our customers or us. Many of such risk factors are beyond the control of the Company and its management

Results of Operations - For the Twelve Months Ending June 30, 2005 & 2004

Financial Condition, Capital Resources and Liquidity

     For the twelve months ending June 30, 2005 and 2004 the Company recorded revenues of $3,172,400 and $3,136,800 respectively. The lack of increase in revenue is a direct result of the Company being unable to deliver product which it is aware would be ordered if it were able to deliver. The Company will not accept orders that it knows cannot be delivered timely. This problem is caused by the fact that the Company utilizes contract manufacturers to produces the Company's products. As such, because our product orders are small relative to the orders of other companies they manufacture for, (i.e. Motorola, HP, among many others), our orders slip in priority when the economy is relatively good to stable. We have been experiencing this problem for several years. As a private company we have had few viable options, because the cost of buying or building a manufacturing line has been prohibitive as we have not had access to the capital required.

     For the twelve months ending June 30, 2005 and 2004 the Company had total salary expenses of $1,219,500 and $1,443,600 respectively. The Company reduced its cash salary expense more than $200,000 in 2005.

     For the twelve months ending June 30, 2005 and 2004 the Company had, on a consolidated basis, general and administrative expenses of $306,100 and $596,100 respectively. We have employed a concerted effort to reduce our expenses, which has been successful by a 48.7%, or $290,000 reduction in our general and administrative expenses.

     For the twelve months ending June 30, 2005 and 2004 the Company had, on a consolidated basis, professional fees of $337,000 and $191,500 respectively. Our $140,000 increase in professional fees is a direct result of the process of our becoming a public company.

     For the twelve months ending June 30, 2005 and 2004, the Company had on a consolidated basis total operating expenses of $2,103,300 and $2,541,000, respectively.

Net Loss

     For the twelve months ending June 30, 2005 and 2004, the Company reported a net loss from operations of $672,800 and $969,800, respectively.

     The ability of the Company to grow is dependent upon its ability to deliver product to its customers in ever increasing quantities. The Company has taken steps to address this problem. In August 2005, the Company entered into two Letters of Intent to acquire 51%, each, of two contract manufacturing companies located in Taiwan. The terms of these acquisitions are still being negotiated. These companies are both familiar with, and have manufactured our products for us. These two companies, combined, producing only our products, given our current product sales mix and pricing, have the capacity to support $120 million in sales.

Research and Development Plans

     Our current research and development activities are relatively limited. They focus mainly on improving our current products, but do include, from time to time, include the development of new products or new uses for our existing products.

     Our plan is that over time, as our revenues grow, we will increase our expenditures for research and development.


Item 7. Financial Statements




                [Balance of this page intentionally left blank]

                          INDEX TO FINANCIAL STATEMENTS


Reports of Independent Registered Public Accounting Firm.....................F-2

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

Consolidated Statements of Stockholders' Equity (Deficiency).................F-5

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
Pegasus Wireless Corp.
Fremont, California

We have audited the accompanying consolidated balance sheets of Pegasus Wireless Corp., (the "Company") as of June 30, 2005 and of OTC Wireless, Inc. (the predecessor) as of June 30, 2004 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficiency) and cash flows for the two years in the period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2005 and 2004 and the results of its operations and its cash flows for the two years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.




/s/Pollard-Kelley Auditing Services, Inc.
Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio
July 21, 2005, except for footnote 14, as to which the date is August 16, 2005

                             PEGASUS WIRELESS CORP.
                       (OTC Wireless, Inc. - predecessor)
                           Consolidated Balance Sheets
                                    June 30,

                                   ASSETS                           Pegasus            OTCW
                                                                      2005             2004
                                                                --------------- ---------------
CURRENT ASSETS
  Cash and equivalents                                          $       839,520 $       298,045
  Accounts receivable, net of reserve of $5,700 and $5,700              307,389         421,916
  Inventory, net of reserve of $656,602 and $644,000                    469,613         265,146
  Prepaid expenses                                                       20,675          11,475
                                                                --------------- ---------------
          Total current assets                                        1,637,197         996,582
                                                                --------------- ---------------
PROPERTY AND EQUIPMENT
  Computers and equipment                                               642,987         635,491
        Less accumulated depreciation                                  (517,746)       (408,672)
                                                                --------------- ---------------
          Net property and equipment                                    125,241         226,819
                                                                --------------- ---------------
OTHER ASSETS
  Deposits and other assets                                              16,186          31,186
                                                                --------------- ---------------
          Total other assets                                             16,186          31,186
                                                                --------------- ---------------
Total Assets                                                    $     1,778,624 $     1,254,587
                                                                =============== ===============
  LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                             $       413,099       $514,258
   Accrued Expenses                                                     137,994         102,508
   Customer deposits                                                      5,097          63,858
   Current portion of long-term debt                                          0               0
                                                                --------------- ---------------
          Total current liabilities                                     556,190         680,624
                                                                --------------- ---------------
LONG-TERM DEBT
   Notes payable - related party                                              0         504,231
                                                                --------------- ---------------
          Total long-term debt                                                0         504,231
                                                                --------------- ---------------
Total Liabilities                                                       556,190       1,184,855
                                                                --------------- ---------------
Minority interest in consolidated subsidiary                                  0               0
                                                                --------------- ---------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 and no par value, authorized
     10,000,000 and 35,000,000 shares; none and 15,295,206
     issued and outstanding                                                   0      12,663,209
   Common stock, $0.0001 and no par value, authorized
     50,000,000 and 50,000,000 shares; 32,766,590 and
     5,645,287 issued and outstanding shares                              3,277         416,865
                                                                                        =======
   Additional paid-in capital                                        14,902,295               0
   Accumulated deficit                                              (13,683,138)    (13,010,342)
                                                                --------------- ---------------
          Total stockholders' equity (deficiency)                     1,222,434          69,732
                                                                --------------- ---------------
Total Liabilities and Stockholders' Equity (Deficiency)         $     1,778,624 $    1,254,587
                                                                =============== ===============



     The accompanying notes are an integral part of the financial statements.

                             PEGASUS WIRELESS CORP.
                       (OTC Wireless, Inc. - predecessor)
                      Consolidated Statements of Operations
                               Year Ended June 30,


                                                                  Pegasus               OTCW
                                                                    2005                2004
                                                             ------------------    -----------------
REVENUES                                                     $        3,172,351    $       3,136,817
COST OF SALES                                                         1,728,479            1,565,592
                                                             ------------------    -----------------
Gross Margin                                                          1,443,872            1,571,225

OPERATING EXPENSES
    Salaries                                                          1,219,485            1,443,638
    Sales and marketing                                                 100,858               78,517
    Depreciation and amortization                                       109,074              154,296
    Professional fees                                                   337,047              191,514
    General and administrative                                          306,088              596,064
    Research and development                                             30,777               77,008
                                                             ------------------    -----------------
          Total operating expenses                                    2,103,329            2,541,037
                                                             ------------------    -----------------
 Operating loss                                                        (659,457)            (969,812)
                                                             ------------------    -----------------
OTHER INCOME (EXPENSE):
    Interest income                                                       5,581                6,751
    Other income                                                          4,798                    0
    Interest expense                                                    (22,918)             (25,000)
                                                             ------------------    -----------------
          Total other income (expense)                                  (12,539)             (18,249)
                                                             ------------------    -----------------
Net income (loss) before income tax                                    (671,996)            (988,061)

    Income tax                                                              800                  800
                                                             ------------------    -----------------
Net income (loss)                                            $         (672,796)   $        (988,861)
                                                             ==================    =================
Net income (loss) per common share - basic                   $             0.01    $           (0.19)
                                                             ==================    =================
Weighted average number of common shares outstanding - basic         24,186,993            5,177,987
                                                             ==================    =================



     The accompanying notes are an integral part of the financial statements.

                             PEGASUS WIRELESS CORP.
                       (OTC Wireless, Inc. - predecessor)
          Consolidated Statements of Stockholders' Equity (Deficiency)


                                                                                                                  Total
                                  Number of   Number of                               Add'l.                  Stockholders'
                                   Shares -    Shares -    Amount -     Amount -     Paid-in    Accumulated       Equity
                                  Preferred    Common     Preferred     Common       Capital      Deficit      (Deficiency)
                                -----------  ---------- ------------ ------------ ------------ -------------   ------------
BEGINNING BALANCE, June 30,
2003                             15,295,206   5,124,784 $ 12,663,209 $    108,538 $          0 $ (12,021,481)  $    750,266

Common stock issued for cash              0     307,692            0      200,000            0             0        200,000
Common stock issued for services          0     212,811            0      108,327            0             0        108,327
Net loss                                  0           0            0            0            0      (988,861)      (988,861)
                                -----------  ---------- ------------ ------------ ------------ -------------   ------------

BALANCE, June 30, 2004           15,295,206   5,645,287   12,663,209      416,865            0   (13,010,342)        69,732
                                ===========  ========== ============ ============ ============ =============   ============

Preferred converted to common   (15,295,206) 16,764,705  (12,663,209)  12,663,209                                         0
Recapitalization                          0   8,000,000            0  (13,076,985)  14,102,483             0      1,025,498
Acquisition of subsidiary                 0   3,000,000            0          199            0             0            199
Recapitalization                          0    (643,402)           0          (11)     799,812             0        799,801
Net loss                                  0           0            0            0            0      (672,796)      (672,796)
                                -----------  ---------- ------------ ------------ ------------ -------------   ------------

ENDING BALANCE, June 30,
2005                                      0  32,766,590 $          0 $      3,277 $ 14,902,295 $ (13,683,138)  $  1,222,434
                                ===========  ========== ============ ============ ============ =============   ============













     The accompanying notes are an integral part of the financial statements.

                             PEGASUS WIRELESS CORP.
                       (OTC Wireless, Inc. - predecessor)
                      Consolidated Statements of Cash Flows
                               Year Ended June 30,


                                                                 Pegasus                OTCW
                                                                   2005                 2004
                                                            ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $         (672,796)  $         (988,861)
Adjustments to reconcile net loss to net cash used
  by operating activities:
     Depreciation and amortization                                     109,074              155,196
     Change in inventory reserve                                        12,602                    0
     Common stock issued for services                                        0              108,327
     Loss on disposal of fixed assets                                        0               18,541
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                        114,527              271,137
     (Increase) decrease in inventory                                 (217,069)             193,578
     (Increase) decrease in prepaid expenses                            (9,200)              31,673
     (Increase) decrease in deposits and other assets                   15,000               25,392
     Increase (decrease) in accounts payable                          (101,159)            (438,842)
     Increase (decrease) accrued expenses                               35,486               (9,222)
     Increase (decrease) in customer deposits                          (58,761)            (831,300)
                                                            ------------------   ------------------
Net cash  provided (used) by operating activities                     (772,296)          (1,464,381)
                                                            ------------------   ------------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                 (7,496)             (12,225)
     Proceeds from sale of fixed assets                                      0               11,616
                                                            ------------------   ------------------
Net cash provided (used) by investing activities                        (7,496)                (609)
                                                            ------------------   ------------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Cash acquired in reorganization                                 1,825,498                    0
     Proceeds from loan - related parties                                    0                4,231
     Repayment of loan                                                (504,231)                   0
     Issuance of common stock for cash                                       0              200,000
                                                            ------------------   ------------------
Net cash provided by financing activities                            1,321,267              204,231
                                                            ------------------   ------------------

Net increase (decrease) in cash and equivalents                        541,475           (1,260,759)
CASH and equivalents, beginning of period                              298,045            1,558,804
                                                            ------------------   ------------------
CASH and equivalents, end of period                         $          839,520   $          298,045
                                                            ==================   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                       $           47,918   $            9,728
                                                            ==================   ==================
Income taxes paid in cash                                   $              800   $              800
                                                            ==================   ==================

Non-Cash Financing Activities:
  None






     The accompanying notes are an integral part of the financial statements.

                             PEGASUS WIRELESS CORP.
                       (OTC Wireless, Inc. - predecessor)
                 Notes to the Consolidated Financial Statements

NOTE 1 - THE COMPANY

Pegasus Wireless Corp., (f/k/a Blue Industries, Inc.), was incorporated under the laws of Nevada on April 5, 2000 as Burrard Technologies, Inc. ("Burrard") and was involved in software development. During 2001, the Company discontinued the software development and became inactive until December 18, 2001, when it acquired all the issued and outstanding shares of Technocall S.A. ("Technocall"), a Swiss company. On April 2, 2002, the Company changed its name to Blue Industries Inc. It returned to an inactive state in 2003. In June 2005, the Company changed its name to Pegasus Wireless Corp. upon its acquisition of OTC Wireless, Inc.

OTC Wireless, Inc., (the operating company) was incorporated under the laws of California on September 21, 1993. The Company is engaged in the business of designing, manufacturing and marketing wireless hardware and software solutions for broadband fixed, portable networking and Internet access.


NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The financial statements have been prepared on a going concern basis. As of June 30, 2005, the Company had an accumulated deficit of $13,983,100 and has suffered losses and negative cash flow from operations since inception. Management has implemented workforce reduction, pay cut and other cost saving programs to reduce operating expenses. In addition, the Company plans to enlarge the customer base, increase the sales volume and institute more effective management techniques. Management believes these factors will contribute toward achieving profitability. Please see note 13, which addresses subsequent events. Management has taken steps to address the inherent problems with using contract manufacturers as well as providing for the purchase of the raw materials needed to produce the Company's products in sufficient quantity and with requisite timeliness in order to produce positive cash flow from operations, and profits. Management expects that it could take a year before the results of these steps is fully reflected in the financial statements.

Principles of Consolidation - The consolidated financial statements include the accounts of Pegasus Wireless Corp. and its 4 wholly-owned subsidiaries, 3 of which are shells. Inter-company balances and transactions have been eliminated.

Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

Revenue Recognition - The Company recognizes revenue from product sales when units are shipped, provided no significant obligation remains and collection is probable.

                             PEGASUS WIRELESS CORP.
                       (OTC Wireless, Inc. - predecessor)
                 Notes to the Consolidated Financial Statements


NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Inventory - The Company values its inventory at the lower of cost or market, cost determined using the standard cost method. The Company also utilizes the reserve method to account for slow moving and obsolete inventory. The reserve for inventory obsolescence was $644,000 and $900,961 at June 30, 2004 and 2003, respectively.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

Loss Per Share - Loss per share is computed using the Weighted Average Number of common shares outstanding during the fiscal year.

Advertising - The Company expenses the production costs of advertising as they are incurred. Advertising expense was $5,100 and $7,300 for the years ending June 30, 2005 and 2004, respectively.

Concentration of Credit Risk - The Company extends credit based on the evaluation of each customer's financial condition, and generally requires no collateral from its customers. Credit losses, if any, have been provided for in the financial statements and have been generally within management's expectations. For the fiscal year ended June 30, 2005, two customers accounted for 50% of the Company's total sales and 62% of the accounts receivable balance. Also, one vendor accounted for 92% of the Company's total purchases and 84% of the accounts payable balance.

For the year ended June 30, 2005, two suppliers accounted for 39% of the Company's total purchases and 97% of the accounts payable balance. During the years ending at June 30, 2005 and 2004, the Company had deposits in banks in excess of the FDIC insurance limit.

                             PEGASUS WIRELESS CORP.
                       (OTC Wireless, Inc. - predecessor)
                 Notes to the Consolidated Financial Statements


NOTE 3 - ACCOUNTS RECEIVABLE

The Company uses the allowance method to account for its doubtful accounts. The allowance for doubtful accounts is based on management's estimates. Accounts receivable as of June 30, 2005 and 2004 consist of the following:

                                                  2005              2004
                                               ----------        ----------
    Trade accounts receivable                  $  313,089        $  427,616
    Allowance for doubtful accounts                (5,700)           (5,700)
                                               ----------        ----------
             Total                             $  307,389        $  421,916


NOTE 4 - INVENTORY

The Company values its inventory at the lower of cost or market, cost determined using the standard cost method. The Company also utilizes the reserve method to account for slow moving and obsolete inventory. Inventory as of June 30, 2005 and 2004 consist of the following:

                                                  2005              2004
                                               ----------        ----------
         Raw Materials                         $1,126,215        $  909,146
         Less: Reserve for obsolescence          (656,602)         (644,000)
                                               ----------        ----------
                  Total                        $  469,613        $  265,146


NOTE 5 - FIXED ASSETS

Fixed assets are stated at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives ranging from 3 to 7 years. Fixed assets as June 30, 2004 and 2003 consist of the following:


                                                  2005              2004
                                               ----------        ----------

         Furniture and fixtures                $  108,945        $  108,945
         Machinery and equipment                  320,685           320,685
         Computer equipment                       117,013           111,184
         Software                                  96,343            94,675
                                               ----------        ----------
                  Total                           642,987           635,489
         Less: Accumulated depreciation          (517,746)        (408,670)
                                               ----------        ----------
                  Net                          $  125,241        $  226,819

                             PEGASUS WIRELESS CORP.
                       (OTC Wireless, Inc. - predecessor)
                 Notes to the Consolidated Financial Statements


NOTE 6 - NOTES PAYABLE

On March 6, 2003, OTC Wireless obtained a loan, totaling $500,000 from one of its stockholders. The loan was due and payable in two years. It bears interest at 5% per annum with quarterly payments This loan was paid in full in fiscal 2005 and accrued interest totaling $47,900 was paid in full in early fiscal 2006.


NOTE 7 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company consists of 50,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock with a par value of $0.0001. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. There were 32,766,590 and 5,645,287 shares of common stock outstanding at June 30, 2005 and 2004.

In 2004, the Company issued 2,144,864 shares of common stock to settle payables in the amount of $113,495, or $0.05 per share. In early fiscal 2005, the Company issued 10,000,000 shares in exchange for services valued at $20,000, or $0.002 per share. Subsequently, the Company completed a 1 for 200 reverse split of the common stock, retiring 16,947,500 shares, leaving 68,078 shares issued and outstanding. The Company issued 3,000,000 shares of common stock in exchange for convertible debt in the amount of $22,000, or $0.007 per share. In June 2005, the Company issued 1,230,769 shares of common stock in exchange for $800,000 in cash, or $0.65 per share. In June 2005, the Company issued 28,467,743 shares of common stock to effect the acquisition of OTC Wireless, Inc., the operating company.


NOTE 8 - OPERATING LEASES

On April 12, 2004, the Company entered into an operating lease, expiring May 8, 2007, for office space. The base rent is to be increased by 4% on the anniversary of the effective date. The total rental expense for the years ended June 30, 2005 and 2004 was $112,600 and $364,600, respectively.

Future minimum lease payments for the remaining lease term are as follows:

         Year ending June 30,
                  2006                 $  79,704
                  2007                 $  68,134

                             PEGASUS WIRELESS CORP.
                       (OTC Wireless, Inc. - predecessor)
                 Notes to the Consolidated Financial Statements


NOTE 9 - RELATED PARTY TRANSACTIONS

On March 6, 2003, the Company obtained a loan, totaling $500,000 from one of its stockholders. The loan was due and payable in two years. It bears interest at 5% per annum with quarterly payments. This loan was paid in full in fiscal 2005 and accrued interest totaling $47,900 was paid in full in early fiscal 2006.


NOTE 10 - INCOME TAXES

The Company accounts for its income taxes under the asset and liability approach, whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation reserve has been established which sets the value of these computations to zero at June 30, 2005 and 2004 because the realization of these benefits is uncertain.

The provision for income taxes for the years ending June 30, 2005 and 2004 was for state taxes of $800 and $800 respectively.


NOTE 11 - DEFINED CONTRIBUTION PLAN

The Company maintains a voluntary defined contribution plan, covering eligible employees. Participating employees may elect to defer and contribute a percentage of their compensation to the plan. The Company did not make any contributions to the plan in the years ended June 30, 2005 and 2004.


NOTE 12 - STOCK OPTION PLAN

In 1995, the Company established an Incentive Stock Option Plan. This plan provides for the granting of incentive stock options and non-statutory stock options to employees, directors and consultants at 110% of the fair market value on the date of the grant. The options to employees vest ratably over a four-year period. The Company has authorized 1,820,000 shares of common stock options. There were 709,500 options outstanding on June 30, 2005 and 2004, respectively.

The Company accounts for its stock-based awards using the intrinsic value method. If the fair value method were used, the Company's losses for the year ended June 30, 2005 would have increased by $137,761 to $810,467 and by $137,761 to $1,126,622 for the year ended June 30, 2004.

                             PEGASUS WIRELESS CORP.
                       (OTC Wireless, Inc. - predecessor)
                 Notes to the Consolidated Financial Statements


NOTE 13 - STOCK OPTION PLAN FOR OFFICERS

The Company's President and CFO elected in July 2004 to accept stock options in lieu of cash compensation for a period of two years, beginning in July 2004. The Chairman also elected to receive his performance based bonus for a period of two years in stock options as well. For the two years the Chairman and President are to receive 600,000 options and the CFO 540,000 options. All of these options are one share per option and carry an exercise price of $0.65 per share. These options also carry a cashless exercise option if elected by the officer at exercise, if the market price of the Company's common stock is at least $3.25 per share at the time of exercise, the Chairman and President can elect to return 100,000 of their 600,000 shares, and the CFO 90,000 of his 540,000, to the Company in lieu of cash payment. These options are exercisable at any time after the Company's share price exceeds $2.50 per share for a full quarter, and can be exercised cashlessly on a pro-rata basis. The performance requirement for the Chairman for year one is: a) eliminate all debt, b) take the operating company public and c) reduce the operating company loss by 40%; and for year two to double the Company's base revenue. If the expenses related to taking the operating company public are excluded, the Chairman has met the requirements for the first year.


NOTE 14 - SUBSEQUENT EVENTS

A - Acquisition Letters of Intent - In August 2005, the Company entered into letters of intent to acquire 51% each of two companies based in Taiwan. These LOIs are contingent on, among other items, the drafting of a definitive acquisition agreement with final purchase price and terms acceptable to all parties, the delivery of acceptable audited financial statements by the companies to be acquired and delivery by Pegasus of the final agreed upon compensation.

These two companies own manufacturing lines in China which are capable of producing, and are familiar with, the Company's products.

In expectation of the closing of these acquisitions, the Company has arranged financing in the amount of $3.5 million in order to close the acquisitions and purchase raw materials for a ramp-up of production.

Item 8. Changes in and Disagreements with Accountants.

     On May 25, 2005, as a result of the acquisition of OTC Wireless, Inc. by Pegasus Wireless, the Company dismissed Lawrence Scharfman & Company, as the independent auditor of the Company.

     On May 25, 2005, the Company's board of directors approved the engagement of the firm of Pollard-Kelley Auditing Services, Inc., 3250 W. Market St., Suite 307, Fairlawn, Ohio 44333, as the Company's independent auditors. Such appointment was accepted by Terance Kelly of the firm.

Item 8A. Controls and Procedures

     Within 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

(b) Internal Control Over Financial Reporting:

     There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer and Chief Financial Officer's (or persons performing similar functions) evaluation that could significantly affect these internal controls during the period covered by this report or from the end of the reporting period to the date of this Form 10-KSB, including any corrective actions with regards to significant deficiencies and material weaknesses.

Item 8B. Other Information

            None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

DIRECTORS and EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to each of our executive officers and directors. Our directors are generally elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting or until their successors are elected and qualified. Executive officers are elected by our board of directors and serve at its discretion. Our bylaws authorize the board of directors to be constituted of not less than one and such number as our board of directors may determine by resolution or election. Our board of directors currently consists of five members.

NAME                 AGE         POSITION
-------------       ------       -----------------
Alex Tsao           52           Chief Executive Officer and Chairman of the
                                 Board of Directors
Jasper Knabb        37           President and Director
Stephen Durland     51           Chief Financial Officer and Director
Caspar Lee          51           Director
Jerry Shih          56           Director

     There are no family relationships between or among the executive officers and directors of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934:

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, all executive officers, directors and greater than 10% beneficial owners of its common Stock, and have not complied with
Section 16(a) filing requirements applicable to them during the Company's fiscal year ended June 30,2005.

Business Experience

Officers and Directors

     The following is a brief description of the business background of our executive officers, and directors:

     ALEX TSAO, Chairman and CEO, is the Company's founding CEO. Dr. Tsao has more than 20 years experience in the microwave communication and satellite communication industry. He has served in both technical and management positions during his association with Globalstar, Loral Space Systems and Ford Aerospace prior to OTC Wireless. From 1991 to 1993, he was the technical manager for the satellite communication payload system for Globalstar, a low earth orbit (LEO) satellite mobile communication service provider. He was involved in the system design and development for both the space and the ground segments for the geosynchronous earth orbit (GEO) communication satellite systems during his tenure with Loral Space Systems between 1988 and 1991. He was involved in the microwave communication system development while working for Ford Aerospace during the 1981 to 1988 period. Dr. Tsao received his Ph.D. degree from the University of Illinois, Champaign-Urbana in 1981 and his Master's degree from Duke University in 1978, both in Electrical Engineering. Dr. Tsao has been awarded 11 U.S. patents.

     JASPER KNABB, President and Director, has more than 15 years experience in the high tech industry. Mr. Knabb's involvement in the technology business encompasses PC manufacturing and sales, computer gaming software development, Internet service provider and wireless system development and marketing. Prior to Pegasus Wireless, Mr. Knabb was the President of Wireless Frontier, Inc., (OTC BB: WFRI), from 2003 to 2004 and was responsible for business development and successfully negotiating to bring the company to public via a reverse merger. Prior to Wireless Frontier, Mr. Knabb was a Managing Director at OTC Wireless responsible for business development from 2001 to 2002. Prior to OTC Wireless, Mr. Knabb founded and became the President of Beach Access, a privately held Internet Service Providing company, in 1998, and successfully sold the company in 2000. Between 1985 and 1998, he was the owner and the President of Microland, a PC retailing business, and SEI, a console game developer, both privately held companies.

     STEPHEN DURLAND, CFO and Director, has been the president of Durland & Company, CPAs, PA, since he founded it in 1991. Durland & Company has specialized in the audits of micro-cap public companies since its founding. In addition, its clients have had operations in 19 foreign countries, giving the firm very heavy international experience. Since 1998, Mr. Durland has been a Director of Children's Place at Homesafe, Inc., a local non-profit serving the needs of abused and/or terminally ill children. He has been a Director of Medical Makeover Corporation of America, (OTC BB: MMAM), since June 2004. He has also been a Director of ExpressAir Delivery Systems, Inc. since 1999 and Global

Eventmakers, Inc. since 2003. They are private operating companies expecting to become publicly traded in 2005 via reverse merger with publicly trading shell companies. He was a Director of two other OTC BB listed companies, American Ammunition, Inc. (July 2001 - March 2002), and JAB International, Inc. (October 2000 - June 2003). He was CFO/Acting CFO for four private operating companies, Main Line Medical Acquisition, LLC, (November 2002 - April 2003), Powerhouse Management, Inc., (November 2002 - April 2003), Ong Corp., (March 2001 - June
2002) and American Hydroculture, Inc., (August 2000 - August 2001), none of which went public, and four OTC BB listed companies, American Ammunition, Inc. (July 2001 - March 2002), JAB International, Inc. (October 2000 - June 2003), Ocean Resources, Inc. (September 2002 - November 2003), and Safe Technologies, Inc. (September 2002 - December 2003). Of the public companies, all but two, (American Ammunition and Pegasus Wireless), had completed their reverse mergers well before Mr. Durland became aware of the companies. These CFO/Acting CFO positions have primarily been interim in nature to assist these companies through periods when they could either not afford or did not need a full-time CFO. All of the publicly traded companies, except Medical Makeover and Safe Technologies became public via reverse merger with public shells. Mr. Durland was not involved with any of the public shells prior to the reverse mergers. Prior to Durland & Company, he was responsible for the back-office operations and accounting for two companies with investment portfolios of $800 and $900 million and $36 billion (face amount) of futures and options transactions. Prior to that, he was a securities Registered Representative for two years. Mr. Durland received his BAS in Accounting from Guilford College in 1982 and has been a CPA in 14 states.

     CASPAR LEE, Director, has been the President of Paradigm Venture Partners since 2001. Paradigm is an Asia- based venture investment firm Mr. Lee co-founded. Mr. Lee has more than 25 years experience in the electronics industry and high-tech venture investment business. Between 1991 and 2001, Mr. Lee was the Senior Vice President of Hotung International Investment Group, an Asia-based investment firm with more than 170 portfolio companies in Taiwan, Singapore, Hong Kong, Malaysia, China, Israel, Canada and the U.S. Between 1987 and 1991, Mr. Lee was the President of Astra Computers, a motherboard design and manufacturing company based in Taiwan. Between 1983 and 1987, Mr. Lee was a hardware design Manager at Sytek Corp., a Mountain View, California-based broadband local area network manufacturer. From 1981 to 1983, Mr. Lee was a hardware design engineer at Ungermann-Bass Corp., Santa Clara, California. Between 1979 and 1981, Mr. Lee was a CPU design engineer at Intel Corp., Santa Clara, California. From 1978 to 1979, Mr. Lee worked as a SRAM design engineer at Texas Instruments, Houston, Texas. Mr. Lee received his Masters degree in Electrical Engineering from University of California, Berkeley in 1978 and his MBA degree from University of Santa Clara, Santa Clara, California in 1986.

     JERRY SHIH, Director, is the founder and, since 1985, the Chairman and CEO of AMAX Engineering Corporation, a PC system and peripheral solution provider. Mr. Shih has more than 25 years' experience in the computer manufacturing and channel distribution business. He is also the Chairman and CEO of AMAX Information Technologies, an IT solution provider; President of ASKE Media Inc., an e- commerce software solution provider and Chairman of Advanced Semiconductor Engineering Technologies, a semiconductor equipment service provider. He was an Engineering Manager at VLSI Technology between 1984 and 1985. From 1978 to 1984, he was an Engineering Manager at Signetics Corporation. He was an engineer at Mostek Corporation between 1977 and 1978. Mr. Shih received his Masters degree in Industrial Engineering from the University of Arizona in 1977.

Item 10. Executive Compensation

     The following summary compensation table sets forth the aggregate cash compensation paid or accrued by the Company to each of the Company's executive officers and key employees for services rendered to the Company during the Company's fiscal years ended 2005 and 2004 and all plan and non-plan compensation awarded to, earned by or paid to certain designated executive officers.

                                                                   Long Term
                                                                   Compensation
                                            Annual Compensation    Awards
                                          ----------------------------------
                                                                 Securities
                                                                  Underlying
Name And Principal Position                Salary($)   Bonus($)   Options
----------------------------------------------------------------------------
Alex Tsao, Chief Executive Officer,   2005 $  120,000 $      0   $       0
and Director                          2004 $  120,000 $      0   $       0
                                      2003 $  120,000 $      0   $       0

Jasper Knabb, President               2005 $        0 $      0   $       0
                                      2004 $        0 $      0   $       0
                                      2003 $        0 $      0   $       0

Stephen Durland, CFO                  2005 $        0 $      0   $       0
                                      2004 $        0 $      0   $       0
                                      2003 $        0 $      0   $       0
------------------------------

     The Company's President and CFO elected, in July 2004, to accept stock options in lieu of cash compensation for a period of two years, beginning in July 2004. The Chairman also elected to receive his performance based bonus for a period of two years in stock options as well. For the two years the Chairman and President are to receive 600,000 options and the CFO 540,000 options. All of these options are one share per option and carry an exercise price of $0.65 per share. These options also carry a cashless exercise option if elected by the officer at exercise, if the market price of the Company's common stock is at least $3.25 per share at the time of exercise, the Chairman and President can elect to return 100,000 of their 600,000 shares, and the CFO 90,000 of his 540,000, to the Company in lieu of cash payment. These options are exercisable at any time after the Company's share price exceeds $2.50 per share for a full quarter, and can be exercised cashlessly on a pro-rata basis. The performance requirement for the Chairman for year one is: a) eliminate all debt, b) take the operating company public and c) reduce the operating company loss by 40%; and for year two to double the Company's base revenue. If the expenses related to taking the operating company public are excluded, the Chairman has met the requirements for the first year.

Compensation of Directors

     The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

     The following table summarizes certain information with respect to the beneficial ownership of company shares as of June 30, 2005, regarding the ownership of common stock by each shareholder known to be the owner of more than 5% of the outstanding shares, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.


Alex Tsao(1)                   Common           3,752,258             11.5%
48499 Milmont Dr.
Fremont, CA 94538
---------------------------------------------------------------------------
Jasper Knabb(1)                Common             200,000              0.6%
48499 Milmont Dr.
Fremont, CA 94538

----------------------------------------------------------------------------
Stephen Durland(1)             Common                   0              0.0%
48499 Milmont Dr.
Fremont, CA 94538
----------------------------------------------------------------------------
Caspar Lee(1)                  Common                   0              0.0%
48499 Milmont Dr.
Fremont, CA 94538
----------------------------------------------------------------------------
Jerry Shih(1)                  Common             680,000              2.1%
48499 Milmont Dr.
Fremont, CA 94538
----------------------------------------------------------------------------
All Executive Officers, Directors               4,632,258             14.1%
as a group


Certain Beneficial Owners
----------------------------------------------------------------------------
Name and Address of              Title of   Amount and Nature of    Percent
Beneficial Owner                  Class       Beneficial Owner      of Class
----------------------------------------------------------------------------
Vision 2000 Ventures, Ltd         Common          4,536,438           13.8%
c/o OTC Wireless, Inc.
48499 Milmont Dr.
Fremont, CA 94538
-------------------------------
TOTAL                                             4,536,438           13.8%

(1) Based upon 32,766,590 shares of the Company's common stock issued and outstanding as of June 30, 2005.


Item 12. Certain Relationships and Related Transactions

    None

Item 13.  Index to Exhibits
-------   -----------------------

31 * Certificate of the Chief Executive Officer and Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32 * Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-------------------------------------------------
*    Filed herewith

 (b) Reports on Form 8-K filed in the last quarter of fiscal 2005:

     May 10, 2005 - Reporting the change of the Company's independent auditor

     June 2, 2005 - Reporting the completion of acquisition Reporting the change of the Company's independent auditor Reporting the change of control of the Company Reporting the resignation of officers and directors Reporting the replacement of officers and directors Reporting the change of fiscal year end Reporting the amendments to the Company's Code of Ethics Financial statements of acquired entity


Item 14. Principal Accountant Fees and Services

     The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, 2005 - Pollard-Kelley Auditing Services, Inc. and 2004 - Durland & Company, CPA's, P. A. of Palm Beach,
Florida:

                                           Year ended        Year ended
                                             June 30,        December 31,
                                              2005               2004
                                          ----------------------------------
1.   Audit fees                              $20,000           $20,000
2.   Audit-related fees                            -                 -
3.   Tax fees                                      -                 -
4.   All other fees                                -                 -
                                           ---------         ---------
   Totals                                    $20,000           $20,000
                                           ---------         ---------

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

     Based on the above-mentioned review and discussions with the respective independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended June 30, 2005, for filing with the Securities and Exchange Commission.

     The Company's principal accountant for the year ended June 30, 2005, and for the year ended December 31, 2004, Pollard-Kelley Auditing Services, Inc. and Durland & Company, CPA's P.A., respectively, did not engage any other persons or firms other than the respective principal accountant's full-time, permanent employees.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Pegasus Wireless Corp.
                                  (Registrant)

Date: September 20, 2005   /s/Alex Tsao
                           ------------------------------------------------
                           Alex Tsao, CEO & Chairman of the Board

                           /s/ Jasper Knabb
                           ------------------------------------------------
                           Jasper Knabb, President and Director

                               /s/Stephen Durland
                           ------------------------------------------------
                           Stephen Durland, CFO and Director

                           /s/Caspar Lee
                           ------------------------------------------------
                              Caspar Lee, Director

                           /s/Jerry Shih
                           ------------------------------------------------
                              Jerry Shih, Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                        Date

By: /s/Alex Tsao
   --------------------------     CEO & Chairman          September 20, 2005
    Alex Tsao

By: /s/Jasper Knabb
   --------------------------     President & Director    September 20, 2005
    Jasper Knabb

By: /s/Stephen Durland
   --------------------------     CFO & Director          September 20, 2005
    Stephen Durland

By: /s/Caspar Lee
   --------------------------     Director                September 20, 2005
    Caspar Lee

By: /s/Jerry Shih
   --------------------------     Director                September 20, 2005
    Jerry Shih