Form 10KSB/A
period 2005-06-30
PEGASUS WIRELESS CORP
filed 2005-10-17
CIK 1126752

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

                             PEGASUS WIRELESS CORP.
                       (OTC Wireless, Inc. - predecessor)
                      Consolidated Statements of Operations
                               Year Ended June 30,


                                                                  Pegasus               OTCW
                                                                    2005                2004
                                                             ------------------    -----------------
REVENUES                                                     $        3,172,351    $       3,136,817
COST OF SALES                                                         1,728,479            1,565,592
                                                             ------------------    -----------------
Gross Margin                                                          1,443,872            1,571,225

OPERATING EXPENSES
    Salaries                                                          1,219,485            1,443,638
    Sales and marketing                                                 100,858               78,517
    Depreciation and amortization                                       109,074              154,296
    Professional fees                                                   337,047              191,514
    General and administrative                                          306,088              596,064
    Research and development                                             30,777               77,008
                                                             ------------------    -----------------
          Total operating expenses                                    2,103,329            2,541,037
                                                             ------------------    -----------------
 Operating loss                                                        (659,457)            (969,812)
                                                             ------------------    -----------------
OTHER INCOME (EXPENSE):
    Interest income                                                       5,581                6,751
    Other income                                                          4,798                    0
    Interest expense                                                    (22,918)             (25,000)
                                                             ------------------    -----------------
          Total other income (expense)                                  (12,539)             (18,249)
                                                             ------------------    -----------------
Net income (loss) before income tax                                    (671,996)            (988,061)

    Income tax                                                              800                  800
                                                             ------------------    -----------------
Net income (loss)                                            $         (672,796)   $        (988,861)
                                                             ==================    =================
Net income (loss) per common share - basic                   $            (0.01)   $           (0.19)
                                                             ==================    =================
Weighted average number of common shares outstanding - basic         24,186,993            5,177,987
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