Form 10QSB
period 2005-09-30
PEGASUS WIRELESS CORP
filed 2005-11-14
CIK 1126752

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2005

Commission file no.: 000-32567

                             PEGASUS WIRELESS CORP.
          ------------------------------------------------------------
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

Securities registered under Section 12(b) of the Act:

     Title of each class                         Name of each exchange
                                                 on which registered

         None                                    None
-----------------------------------              -----------------------------

Securities registered under Section 12(g) of the Act:

                    Common Stock, $0.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   [X]     No   [_]



     As of November 1, 2005, there were 65,770,596 shares of voting stock of the registrant issued and outstanding.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


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

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-3

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                             PEGASUS WIRELESS CORP.
                       (OTC Wireless, Inc. - predecessor)
                           Consolidated Balance Sheets

                                   ASSETS                                        September             June
                                                                                  30, 2005           30, 2005
                                                                             ------------------ -------------------
                                                                                 (unaudited)
CURRENT ASSETS
  Cash and equivalents                                                       $          750,672 $           839,520
  Accounts receivable, net of reserve of $5,700 and $5,700                              803,730             307,389
  Inventory, net of reserve of $656,602 and $656,602                                    133,950             469,613
  Prepaid expenses                                                                       18,794              20,675
                                                                             ------------------ -------------------
          Total current assets                                                        1,707,146           1,637,197
                                                                             ------------------ -------------------

PROPERTY AND EQUIPMENT
  Computers and equipment                                                               642,987             642,987
        Less accumulated depreciation                                                  (534,815)           (517,746)
                                                                             ------------------ -------------------
          Net property and equipment                                                    108,172             125,241
                                                                             ------------------ -------------------

OTHER ASSETS
  Deposits and other assets                                                              28,186              16,186
                                                                             ------------------ -------------------
          Total other assets                                                             28,186              16,186
                                                                             ------------------ -------------------

Total Assets                                                                 $        1,843,504 $         1,778,624
                                                                             ================== ===================

             LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                          $          293,157 $           413,099
   Accrued expenses                                                                     130,695             137,994
   Customer deposits                                                                      3,275               5,097
   Current portion of long-term debt                                                          0                   0
                                                                             ------------------ -------------------
          Total current liabilities                                                     427,127             556,190
                                                                             ------------------ -------------------

LONG-TERM DEBT
   Notes payable - related party                                                              0                   0
                                                                             ------------------ -------------------
          Total long-term debt                                                                0                   0
                                                                             ------------------ -------------------
Total Liabilities                                                                       427,127             556,190
                                                                             ------------------ -------------------
Minority interest in consolidated subsidiary                                                  0                   0
                                                                             ------------------ -------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized 20,000,000
    and 10,000,000 shares; none issued and outstanding                                        0                   0
   Common stock, $0.0001 par value, authorized 100,000,000 and
    50,000,000 shares; 65,770,596 and 32,766,590 issued and
    outstanding shares                                                                    6,577               3,277
   Additional paid-in capital                                                        14,924,023          14,902,295
   Accumulated deficit                                                              (13,514,223)        (13,683,138)
                                                                             --------------------------------------
          Total stockholders' equity (deficiency)                                     1,416,377           1,222,434
                                                                             ------------------ -------------------
Total Liabilities and Stockholders' Equity (Deficiency)                      $        1,843,504 $         1,778,624
                                                                             ================== ===================

     The accompanying notes are an integral part of the financial statements.

                             PEGASUS WIRELESS CORP.
                       (OTC Wireless, Inc. - predecessor)
                      Consolidated Statements of Operations
                        Three Months Ended September 30,
                                   (Unaudited)

                                                                    Pegasus                 OTCW
                                                                      2005                  2004
                                                               ------------------    -------------------

REVENUES                                                       $        1,124,979    $         1,049,816

COST OF SALES                                                             498,560                587,374
                                                               ------------------    -------------------
Gross Margin                                                              626,419                462,442

OPERATING EXPENSES
    Depreciation and amortization                                          21,194                 26,696
    General and administrative                                            462,110                396,997
                                                               ------------------    -------------------
          Total operating expenses                                        483,304                423,693
                                                               ------------------    -------------------

 Operating loss                                                           143,115                 38,749
                                                               ------------------    -------------------

OTHER INCOME (EXPENSE):
    Interest income                                                         3,128                      0
    Other income                                                           22,672                      0
    Interest expense                                                            0                (10,561)
                                                               ------------------    -------------------
          Total other income (expense)                                     25,800                (10,561)
                                                               ------------------    -------------------

Net income (loss) before income tax                                       168,915                 28,188

    Income tax                                                                  0                    800
                                                               ------------------    -------------------

Net income (loss)                                              $          168,915    $            27,388
                                                               ==================    ===================

Net income (loss) per common share - basic                     $            (0.00)   $              0.01
                                                               ==================    ===================

Weighted average number of common shares outstanding - basic           67,015,494              5,645,287
                                                               ==================    ===================

     The accompanying notes are an integral part of the financial statements

                             PEGASUS WIRELESS CORP.
                       (OTC Wireless, Inc. - predecessor)
          Consolidated Statements of Stockholders' Equity (Deficiency)


                                                                                                                          Total
                                  Number of     Number of                                   Add'l.                     Stockholders'
                                   Shares -      Shares -      Amount -      Amount -       Paid-in      Accumulated       Equity
                                  Preferred       Common      Preferred      Common        Capital        Deficit      (Deficiency)
                                 ------------  ------------  ------------  ------------  ------------  -------------  --------------
BEGINNING BALANCE,
 June 30, 2003                     15,295,206     5,124,784  $ 12,663,209  $    108,538  $          0  $ (12,021,481) $     750,266

   Common stock issued for cash             0       307,692             0       200,000             0              0        200,000
   Common stock issued for services         0       212,811             0       108,327             0              0        108,327
   Net loss                                 0             0             0             0             0       (988,861)      (988,861)
                                 ------------  ------------  ------------  ------------  ------------  -------------  -------------

BALANCE, June 30, 2004             15,295,206     5,645,287    12,663,209       416,865             0    (13,010,342)        69,732
                                                                                =======

    Preferred converted to common (15,295,206)   16,764,705   (12,663,209)   12,663,209                                           0
    Recapitalization                        0     8,000,000             0   (13,076,985)   14,102,483              0      1,025,498
    Acquisition of subsidiary               0     3,000,000             0           199             0              0            199
    Recapitalization                        0      (643,402)            0           (11)      799,812              0        799,801
    Net loss                                0             0             0             0             0       (672,796)      (672,796)
                                 ------------  ------------  ------------  ------------  ------------  -------------  -------------

BALANCE, June 30, 2005                      0    32,766,590  $          0  $      3,277  $ 14,902,295  $ (13,683,138) $   1,222,434


  Exercise of employee stock                0       118,708             0            11        25,017              0         25,028
options
  Two for one forward split                 0    32,885,298             0         3,289        (3,289)             0              0
    Net income                              0             0             0             0             0        168,915        168,915
                                 ------------  ------------  ------------  ------------  ------------  -------------  -------------
Ending Balance, September 30,
2005 (unaudited)                            0    65,770,596  $          0  $      6,577  $ 14,924,023  $ (13,514,223) $   1,416,377
                                 ============  ============  ============  ============  ============  =============  =============












     The accompanying notes are an integral part of the financial statements

                             PEGASUS WIRELESS CORP.
                       (OTC Wireless, Inc. - predecessor)
                      Consolidated Statements of Cash Flows
                        Three Months Ended September 30,
                                   (Unaudited)

                                                                                     Pegasus                OTCW
                                                                                       2005                 2004
                                                                                ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $          168,915   $           28,187
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                          21,194               26,696
     Change in inventory reserve                                                                 0                    0
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                           (496,341)            (179,665)
     (Increase) decrease in inventory                                                      335,663              (34,181)
     (Increase) decrease in prepaid expenses                                                 1,881               (1,427)
     (Increase) decrease in deposits and other assets                                      (12,000)                   0
     Increase (decrease) in accounts payable                                              (124,068)            (201,315)
     Increase (decrease) accrued expenses                                                   (7,299)             (61,209)
     Increase (decrease) in customer deposits                                               (1,822)             (47,468)
                                                                                ------------------   ------------------

Net cash  provided (used) by operating activities                                         (113,877)            (470,382)
                                                                                ------------------   ------------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                          0                    0
     Proceeds from sale of fixed assets                                                          0                    0
                                                                                ------------------   ------------------

Net cash provided (used) by investing activities                                                 0                    0
                                                                                ------------------   ------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Cash acquired in reorganization                                                             0                    0
     Proceeds from loan - related parties                                                        0            1,006,899
     Repayment of loan                                                                           0                    0
     Exercise of employee stock options for cash                                            25,029                    0
                                                                                ------------------   ------------------

Net cash provided by financing activities                                                   25,029            1,006,899
                                                                                ------------------   ------------------

Net increase (decrease) in cash and equivalents                                            (88,848)             536,517

CASH and equivalents, beginning of period                                                  839,520              298,045
                                                                                ------------------   ------------------

CASH and equivalents, end of period                                             $          750,672   $          834,562
                                                                                ==================   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest paid in cash                                                           $                0   $                0
                                                                                ==================   ==================
Income taxes paid in cash                                                       $                0   $                0
                                                                                ==================   ==================

Non-Cash Financing Activities:
  Common stock issued for 2 for 1 forward split                                 $            3,360   $                0
                                                                                ==================   ==================


     The accompanying notes are an integral part of the financial statements

                             PEGASUS WIRELESS CORP.
                       (OTC Wireless, Inc. - predecessor)
                 Notes to the Consolidated Financial Statements
                  (Information with regard to the three months
                ended September 30, 2005 and 2004 is unaudited)

NOTE 1 - THE COMPANY

Pegasus Wireless Corp., (f/k/a Blue Industries, Inc.), was incorporated under the laws of the State of Nevada on April 5, 2000 as Burrard Technologies, Inc. ("Burrard") and was involved in software development. During 2001, the Company discontinued the software development and became inactive until December 18, 2001, when it acquired all the issued and outstanding shares of Technocall S.A. ("Technocall"), a Swiss company. On April 2, 2002, the Company changed its name to Blue Industries Inc. In June 2005, the Company changed its name to Pegasus Wireless Corp.

OTC Wireless, Inc., (the operating company) was incorporated under the laws of the State of California on September 21, 1993. The Company is engaged in the business of designing, manufacturing and marketing wireless hardware and software solutions for broadband fixed, portable networking and Internet access.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The financial statements have been prepared on a going concern basis. As of September 30, 2005, the Company had an accumulated deficit of $13,875,000 and suffered losses since inception. Management has implemented workforce reduction, pay cut and other cost saving programs to reduce the operating expenses. In addition, the Company also plans to enlarge the customer base, increase the sales volume and institute more effective management techniques. Management believes these factors will contribute toward achieving profitability, but it will still have to raise additional working capital funds in order to provide cash and financing to meet its funding requirements over the next year. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Revenue Recognition - The Company recognizes revenue from product sales when units are shipped, provided no significant obligation remains and collection is probable.

Inventory - The Company values its inventory at the lower of cost or market, cost determined using the standard cost method. The Company also utilizes the reserve method to account for slow moving and obsolete inventory. The reserve for inventory obsolescence was $644,000 at September 30, 2005 and June 30, 2005 respectively.

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

Concentration of Credit Risk - The Company extends credit, based on the evaluation of each customer's financial condition, and generally requires no collateral from its customers. Credit losses, if any have been provided for in the financial statements and have been generally within management's expectations. For the fiscal year ended June 30, 2004, two customers accounted for 50% of the Company's total sales and 62% of the accounts receivable balance. Also, one vendor accounted for 92% of the Company's total purchases and 84% of the accounts payable balance. During the years ending and at June 30, 2005 and 2004, the Company had deposits in banks in excess of the FDIC insurance limit.

Advertising - The Company expenses the production costs of advertising as they are incurred. Advertising expense was $5,10 and $7,300 for the years ending June 30, 2005 and 2004 respectively.

NOTE 3 - ACCOUNTS RECEIVABLE

The Company uses the allowance method to account for its doubtful accounts. The allowance for doubtful accounts is based on management's estimates. Accounts receivable consist of the following:

                                      Sept 30, 2005    June 30, 2005
                                      -------------    -------------
Trade accounts receivable             $     159,430     $    313,089
Allowance for doubtful accounts              (5,700)          (5,700)
                                      -------------     ------------
         Total    `                   $     153,730     $   307,389

NOTE 4 - INVENTORY

The Company values its inventory at the lower of cost or market, cost determined using the standard cost method. The Company also utilizes the reserve method to account for slow moving and obsolete inventory. Inventory consists of the following:

                                  Sept 30, 2005     June 30, 2005
                                  -------------     -------------
Raw Materials                      $  1,078,614      $ 1,126,215
Less: Reserve for obsolescence         (656,602)        (656,602)
                                   ------------      -----------
         Total                     $    422,012      $   469,613

NOTE 5 - FIXED ASSETS

Fixed assets are stated at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives ranging from 3 to 7 years. Fixed assets as June 30, 2004 and 2003 consist of the following:

                                    Sept 30, 2005       June 30, 2005
                                    -------------       -------------
Furniture and fixtures              $     108,945       $    108,945
Machinery and equipment                   320,685            320,685
Computer equipment                        117,013            117,013
Software                                   96,343             96,343
                                    -------------       ------------
         Total                            642,987            642,987
Less: Accumulated depreciation           (534,815)          (517,746)
                                    -------------       ------------
         Net                        $     108,172       $    125,241

NOTE 6 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.0001 and 20,000,000 shares of preferred stock with a par value of $0.0001. Rights and privileges of the preferred stock

                             PEGASUS WIRELESS CORP.
                       (OTC Wireless, Inc. - predecessor)
                 Notes to the Consolidated Financial Statements

NOTE 6 - STOCKHOLDERS' EQUITY, continued

are to be determined by the Board of Directors prior to issuance. There were 65,770,596 and 32,766,590 shares of common stock outstanding at September 30, 2005 and June 30, 2005, respectively.

In June 2005, the Company issued 1,230,769 shares of common stock in exchange for $800,000 in cash, or $0.65 per share. In June 2005, the Company issued 28,467,743 shares of common stock to effect the acquisition of OTC

Wireless, Inc., the operating company. In August 2005, eight of the company's employees exercised their employee stock options. These options were issued in years prior to the reverse merger and had exercise prices ranging from $0.15 to $0.50 per share. As a result of these option exercises the Company issued 118,708 shares in exchange for $25,029 in cash.

In August 2005, the Company amended its Articles of Incorporation to increase the authorized shares from 50,000,000 to 100,000,000 common and from 10,000,000 to 20,000,000 preferred shares. The par value of each remained the same at $0.0001 for each class of stock. In addition, in August 2005, the Company declared a two shares for each share held forward split of the Company's issued and outstanding common stock, which was effective at close of business August 31, 2005. Pursuant to this, the Company issued 32,885,298 shares of common stock.

NOTE 7 - OPERATING LEASES

On April 12, 2004 the Company entered into an operating lease expiring May 8, 2007, for office space. The base rent is to be increased by 4% on the anniversary of the effective date. The total rental expense for the years ended June 30, 2004 and 2003 was $364,567 and $388,826 respectively.

Future minimum lease payments for the remaining lease term are as follows:

                  Year ending June 30,
                           2006                                        $  79,704
                           2007                                        $  68,134

NOTE 8 - INCOME TAXES

The Company accounts for its income taxes under the asset and liability approach, whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation reserve has set the value of these computations to zero at September 30, 2005 and June 30, 2005 because the realization of these benefits is uncertain.

The provision for income taxes for the years ending June 30, 2005 was for state taxes of $800.

NOTE 9 - DEFINED CONTRIBUTION PLAN

The Company maintains a voluntary defined contribution plan, covering eligible employees. Participating employees may elect to defer and contribute a percentage of their compensation to the plan. The Company did not make any contributions to the plan in the years ended June 30, 2005 and 2004.

NOTE 10 - STOCK OPTION PLAN

In 1995 the Company established an Incentive Stock Option Plan. This plan provides for the granting of incentive stock options and non-statutory stock options to employees, directors and consultants at 110% of the fair market value on the date of the grant. The options to employees vest ratably over a four-year period. The Company has authorized 3,640,000 post-split shares of common stock options. There where 1,181,584 and 1,419,000 post-split options outstanding at September 30, 2005 and June 30, 2005, respectively.

The Company accounts for its stock based awards using the intrinsic value method. If the fair value method were used the Company's loss for the year ended June 30, 2005 would have increased by $137,761 to $810,467.

                             PEGASUS WIRELESS CORP.
                       (OTC Wireless, Inc. - predecessor)
                 Notes to the Consolidated Financial Statements

NOTE 11 - STOCK OPTION PLAN FOR OFFICERS

The Company's President and CFO elected in July 2004 to accept stock options in lieu of cash compensation for a period of two years, beginning in July 2004. The Chairman also elected to receive his performance based bonus for a period of two years in stock options as well. For the two years the Chairman and President are to receive 1,200,000 post-split options and the CFO 1,080,000 post-split options. All of these options are one share per option and carry an exercise price of $0.65 per share. These options also carry a cash-less exercise option if elected by the officer at exercise, if the market price of the Company's common stock is at least $3.25 per share at the time of exercise, the Chairman and President can elect to return 100,000 of their 600,000 shares, and the CFO 90,000 of his 540,000, to the Company in lieu of cash payment. These options are exercisable at any time after the Company's share price exceeds $2.50 per share for a full quarter, and can be exercised cash-lessly on a pro-rata basis. The performance requirement for the Chairman for year one is: a) eliminate all debt,
b) take the operating company public and c) reduce the operating company loss by 40%; and for year two to double the Company's base revenue. If the expenses related to taking the operating company public are excluded, the Chairman has met the requirements for the first year.

NOTE 12 - SIGNIFICANT EVENTS

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

In September 2005, the Company entered into a letters of intent to acquire 51% of a company located in Silicon Valley, California. This LOI is contingent on, among other items, the drafting of a definitive acquisition agreement with final purchase price and terms acceptable to all parties, the delivery of acceptable audited financial statements by the companies to be acquired and delivery by Pegasus of the final agreed upon compensation.

This company is a wholesale distributor of computer products.

In expectation of the closing of these acquisitions, the Company has arranged financing in the amount of $8 million in order to close the acquisitions and purchase raw materials for a ramp-up of production.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations

     The revenues for the three months ended September 30, 2005 increased 7% over the same three months of 2004. At the end of the quarter we were informed that our then primary contract manufacturer had been sold to a third party and they would no longer produce our products. We are working as rapidly and diligently to close as quickly as possible on the acquisition of 51% each of two other contract manufacturers with whom we have signed letters of intent. We expect to continue the growth in revenue, although not at the pace we would like to record until we have closed these acquisitions and ramped up production in our owned facilities. These two manufacturing companies are familiar with our products and have produced them for us in the past, so we expect very minimal, if any, delay in this transition.

     The Company expended $462,100 and $397,000, for the three months ended September 30, 2005 and 2004, respectively on general and administrative expenses. The increase, 16%, is primarily attributable to the increased costs of being a public company, such as audit and legal expenses.

     Our interest expense was completely eliminated as in our prior fourth quarter we paid off all our debt.

     During the first quarter we entered into 3 letters of intent to acquire 51% each of three companies. Two of these companies are contract manufacturers with two production lines each. These two companies are headquartered in Taipei, Taiwan, with manufacturing facilities in Taiwan and Shanghai. The third company is a wholesale distribution company. These three acquisitions will fill out our company such that we control the process from beginning to delivery to the retail markets. We expect to close all three acquisitions before December 31, 2005. Each of the LOIs includes a major contingency in that they require the delivery to us of audited financial statements that are in accordance with US GAAP prior to closing. We expect to receive these financial statements by December 15, 2005. We have arranged sufficient financing to allow us to close these acquisitions before December 31, 2005.

Liquidity and Capital Resources

     At September 30, 2005 and 2004, respectively, the Company had working capital of approximately $919,000 and $1,081,000.

Net Operating Losses

     The Company has net operating loss carry-forwards of $13,875,400, expiring beginning June 30, 2008. Until the Company's current operations produce net earnings on a consistent basis, it is unclear whether the Company can utilize such carry-forwards. We believe that if we record at least one full year of increasing profitability we should consider the viability of reducing our reserve for this asset.

Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


ITEM 3. CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

                                     PART II


ITEM 1. LEGAL PROCEEDINGS.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In August 2005, several employees exercised options previously issued under the Company's Employee Stock Option Plan. These employees paid an aggregate $25,029 for 118,708 shares. The proceeds went into the Company's general working capital.

     On August 31, 2005, the Company issued 33,596,778 shares of common stock to effect a two for one forward split.


ITEM 3. DEFAULTS IN SENIOR SECURITIES

         None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the quarter ending September 30, 2005, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


ITEM 5. OTHER INFORMATION

         None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
----------------------------------------------------------------------

31.1    *   Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2    *   Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1    *   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2    *   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
-----------------------
* Filed herewith

     (b) Reports on Form 8-K

During the quarter we filed the following Forms 8-K:

07/25/05 - To clarify the share exchange agreement 08/08/05 - To notify regarding the 2 for 1 forward split

11/01/05 - To attach the press release regarding the 3 letters of intent and other general news.

                                   SIGNATURES


     In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                             Pegasus Wireless Corp.

Dated: November 11, 2005

                                    By:      /s/ Stephen Durland
                                            ---------------------------
                                            Stephen Durland
                                            Chief Financial Officer