Form 10QSB/A
period 2005-09-30
PEGASUS WIRELESS CORP
filed 2005-11-16
CIK 1126752

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - As of September 30, 2005, the Company had an accumulated deficit of $13,875,000 and suffered losses since inception. Until this quarter Management has implemented workforce reduction, pay cut and other cost saving programs to reduce the operating expenses, which have met or exceeded expectations. The Company has approximately $1,280,000 in working capital at September 30, 2005. We expect to continue to see positive results in both our revenues, earnings and working capital

Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

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

Liquidity and Capital Resources

     At September 30, 2005 and 2004, respectively, the Company had working capital of approximately $1,280,000 and $1,081,000.

Net Operating Losses

     The Company has net operating loss carry-forwards of $13,514,200, expiring beginning June 30, 2008. Until the Company's current operations produce net earnings on a consistent basis, it is unclear whether the Company can utilize such carry-forwards. We believe that if we record at least one full year of increasing profitability we should consider the viability of reducing our reserve for this asset.

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


                             Pegasus Wireless Corp.

Dated: November 15, 2005

                                    By:      /s/ Stephen Durland
                                            ---------------------------
                                            Stephen Durland
                                            Chief Financial Officer