Form 10KSB
period 2005-12-31
PEGASUS WIRELESS CORP
filed 2006-03-03
CIK 1126752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended


[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2005 to December 31, 2005

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

Yes [X] No [_]



     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]



     The  Registrant's  revenue for the fiscal  year ended  December  31,  2005:
$17,639,881.



     The aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) as of January 11, 2005 was $694,466,000.



     There were 73,391,261 shares of the registrant's common stock outstanding as of January 11, 2006.



     DOCUMENTS INCORPORATED BY REFERENCE: None



     Transitional Small Business Disclosure Format: Yes [X] No [_]

                            SUMMARY TABLE OF CONTENTS


                                     PART I

Item 1. Description of Business............................................4

Item 2. Description of Property............................................9

Item 3. Legal Proceedings.................................................10

Item 4. Submission of Matters to a Vote of Security Holders...............10


                                    PART II

Item 5. Market for Common Equity and Related Shareholder Matters..........10

Item 6. Management's Discussion and Analysis or Plan of Operation.........11

Item 7. Financial Statements..............................................12

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................25

Item 8A. Controls and Procedures .........................................25

Item 8B. Other Information ...............................................25


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance With Section 16(a) of the Exchange Act.................25

Item 10. Executive Compensation...........................................29

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters..................................30

Item 12. Certain Relationships and Related Transactions...................30

Item 13. Exhibits.........................................................31

Item 14. Principal Accountant Fees and Services ..........................32

SIGNATURES................................................................33

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


Item 1. Description of Business

(a) Development

     Blue Industries, Inc., (the "Company"), was incorporated under the laws of Nevada on April 5, 2000 as Burrard Technologies, Inc. ("Burrard") and was involved in software development. During 2001, the Company discontinued the software development and became inactive until December 18, 2001, when it acquired all the issued and outstanding shares of Technocall S.A. ("Technocall"), a Swiss company. Technocall SA, a proprietary micro-calculator and electronic management system that regulates and controls the water treatment process, had been inactive until September 2001, at which time it acquired all the assets comprising the Blue Industries water treatment process. On April 2, 2002, the Company changed its name to Blue Industries Inc. In March 2003, the Company formed Blue Industries, Inc., a new subsidiary under the laws of Florida. In December 2003, the Company elected to liquidate its foreign operating subsidiaries and reverted to an inactive status again.

     In March 2002, the Company's stockholders approved a change to the Company's authorized share capital to increase the authorized common stock to 50,000,000 shares at a par value of $0.001 per share, and to authorize the creation of 10,000,000 shares of preferred stock at a par value of $0.001 per share.

     In May 2005, the Company changed its name to Pegasus Wireless Corp. and acquired issued and outstanding shares of OTC Wireless, Inc. by acquiring all the issued and outstanding shares of Pegasus Wireless Corp. (A Colorado corporation). At the time of this acquisition the Company changed its fiscal year end to June 30, to match that of OTC Wireless. On December 22, the Company changed its fiscal year end to December 31, effective immediately.

     On August 31, 2005, the Company completed a two for one forward split of its common stock, which included the forward split of the authorized common stock to 100,000,000 and the preferred stock to 20,000,000, without affecting the par value of either class of stock.

     The Company has authorized 100,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 71,569,039 and 66,956,140, (33,478,070
pre-split), shares of common stock and no shares of preferred stock issued and outstanding at December 31, 20045 and June 30, 2005, respectively.

(b) Business of Issuer.

General

     The fist acquisition of the Company was OTC Wireless, Inc. OTC Telecom, Inc. (the Company or OTC Wireless), changed its name to OTC Wireless, Inc. in 2000 to better reflect the nature of the company's core business. It was incorporated in September 1993 as a California corporation. The Company began its operations in November 1993 in Sunnyvale, California. OTC Wireless was founded by a group of experienced technologists from microwave communication and computer networking industries. The Company's major business is to provide wireless communication technologies and products to serve the business, education and industrial application markets.

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

     "Wired protocol to wireless protocol converter," U.S. Patent Application No. 10/209,118, filed 7/30/2002.

     "USB-interface radio," U.S. Patent Application No. 60/388,553, filed 6/12/2002.

     Today, the Company offers the following products in three major application areas:

For indoor and outdoor wireless networking:

       Pegasus Model #                          Application
------------------------------     ---------------------------------------------
TRIMAR                             54/108 Mbps outdoor wireless access point
AVCW*-AP:                          11Mbps outdoor wireless access point
AVCW*-BRG:                         11Mbps outdoor wireless bridge station
AVCW*-AP-G:                        54 Mbps outdoor wireless access point
AVCW*-BRG-G:                       54 Mbps outdoor wireless bridge station
ASR:                               11 Mbps indoor wireless access point
ACR:                               11Mbps indoor wireless bridge station
ASR-G:                             54 Mbps indoor wireless access point
ACR-G:                             54 Mbps indoor wireless bridge station

* All AVCW models offer two integrated antenna options 9dBi and 15 dBi and a third option of a Type-N connector for external antenna connection.

For industrial wireless networking solutions:

         Pegasus Model #                         Application
---------------------------------      -----------------------------------------
WiSER:                                 11 Mbps wireless serial modem
WiSER.ip:                              11 Mbps wireless serial TCP/IP modem

For wireless multimedia/video networking solutions:

         Pegasus Model #                         Application
---------------------------------      -----------------------------------------
WiJET:                                 11 Mbps wireless display solution
WiJET.G:                               54 Mbps wireless display solution
WiJET.Video:                           54 Mbps wireless display solution
                                          with video streaming

     The Company has been delivering products to customers since 1995, both domestically and overseas. In addition to system integrators, value-added resellers and end users worldwide, the Company also offers products to major account customers who either bundle Pegasus Wireless's solution to their own products, or carry Pegasus Wireless's products under their own names by private labeling or OEM custom-designed products from the Company. Over the years, the Company's major account customers include our largest Japanese customer, CallUS Computers, which private labels our wireless technology products to Wireless Internet, (WI) and Nippon Telephone and Telegraph-ME Group, (NTT-ME). The Company also is a direct supplier to Showa Electric Cable Company (SWCC). In addition the Company is also the direct supplier of its products to, among others, Smart Technologies of Canada, Lexmark and Dell in the U.S., and D-Link, a major worldwide network equipment provider based in Taiwan, each of which private labels our technology products through their distribution networks.

     The TRIMAR and AVCW series of outdoor wireless Ethernet bridge products are used by Internet Service Providers (ISPs) to offer high speed Internet access to their customers wirelessly. They are also used by business customers and schools to interconnect computer networks in different buildings. When used in a point to point configuration, a pair of AVCW radios can reach a distance up to 20 miles. In a point to multiple-point configuration, the radius of a "coverage cell" typically ranges between 3 to 5 miles. Working with its service providers, the Company has deployed numerous wireless broadband Internet networks domestically as well as overseas (including Japan, China and South America).

     The Company's ASR and ACR indoor wireless products are used in the Wireless Local Area Networks (WLAN) by office and home users to interconnect computers without having to deploy cables. Being designed as a true plug-and-play wireless solution, Pegasus Wireless' radios require no installation of software drivers, and can be used to wirelessly interlink any devices equipped with the RJ-45 Ethernet port, not only computers. For example, they can be used to enable wireless printing, connecting computers and network printers. They can also be used to connect to game consoles such as X-Box, Play Station or Game Cube with the wireless home gateways.

     The WiSER wireless serial radios are used by both industrial and education users. Teachers in the schools use WiSER to wirelessly interconnect the interactive whiteboards to the computers in the classrooms. Industrial users use the WiSER to connect the central control computer to the remote data collecting and sensing devices.

     The WiJET products are used by both business and education customers. Presenters in a business meeting or teachers in the classroom can deliver their PowerPoint slide shows to the audience in the most convenient location with their computers wirelessly connected to the projector without the restriction of a tethering VGA cable. Home users can use WiJET to deliver movie files stored on their computer hard drives to an LCD or plasma flat panel TV wirelessly.

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

     In December, the company completed the acquisition of AMAX Engineering and AMAX Information Technologies (AIT), both based in Fremont, California. The company owns 51% controlling interest in both subsidiaries.

     AMAX Engineering is a computer system and peripheral solution providers. It manufactures, markets and distributes PC systems and subsystems, components, networking devices and storage solutions for both consumer and enterprise markets. It has 5 branch offices covering North America. The company is expected to benefit from the AMAX's extensive channel capacity in delivering the company's products to the market.

     AMAX Information Technologies provides high performance and high availability computing solutions to the enterprise and government customers. It manufactures and markets cluster servers, grid computing systems, network storage solutions and interconnect solutions to business, technology and education users.

     Both AMAX and AIT's capability in computer system solutions is also expect to benefit the company in providing the back-end server platform for the company's wireless infrastructure solutions.

     The company also completed the acquisition of 51% controlling interest of CNet Technology, Inc. (CNet) which operates an electronics manufacturing plant in Wu-Jiang, a city 90 miles west of Shanghai, China. CNet owns SMT and DIP manufacturing lines and produces both wired and wireless networking devices for consumer and business users. CNet's manufacturing capacity is expect to benefit the company in providing a stable production resource.

     The company is also in the process of negotiating an acquisition of 51% controlling interest in another electronics manufacturing facility in Taiwan. This second acquisition will further strengthen the company's capability in keeping on-schedule products delivering.

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

Employees

     As of February 10, 2006, the Company has approximately 450 employees, 120 in our Fremont, California offices, 160 in our Peoples Republic of China manufacturing facility and 160 in our Taiwan manufacturing facility.

Manufacturing

     As of February 10, 2006, all of the Company's products are manufactured in China and Taiwan by the two manufacturing companies we purchased at the end of December 2005 and early January 2006.

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


Item 2. Description of Property

     The corporate headquarters of Pegasus Wireless Corp. is located at 48499 Milmont Dr., Fremont, California 94538 and its telephone number is (510) 490-8288. We also maintain offices at 1565 Reliance Way, Fremont, California 94539. We are in the process of consolidating all of our Fremont based personnel into the Reliance Way location.

     We also maintain manufacturing facilities in the Peoples Republic of China and in Taiwan.

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


Item 4. Submission of Matters to a Vote of Security Holders

None.



                                     PART II


Item 5. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters.

Market Information

*    Reflects 2 for 1 stock split effective close of business August 31, 2005.

2005                                HIGH              LOW
------                            --------           ------
* December 31, 2005                10.50              6.10
* September 30, 2005                7.39              3.70
* June 30, 2005                     3.70              0.05
March 31, 2005                      0.10              0.10

2004                                HIGH              LOW
------                            --------           ------
December 31, 2004                   0.10              0.10
September 30, 2004                  0.10              0.10
June 30, 2004                       0.25              0.10
March 31, 2004                      0.40              0.25


2003                                HIGH              LOW
------                            --------           ------

December 31, 2003                   1.01              0.35
September 30, 2003                  1.25              0.30
June 30, 2003                       0.80              0.45
March 31, 2003                      2.20              0.20


     The approximate number of holders of record of common equity is 1,900 as of February 10, 2006.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation Operations

     This report on Transition Form 10-KSB contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting our customers or us. Many of such risk factors are beyond the control of the Company and its management

Results of Operations - For the Six and Twelve  Months Ending  December 31, 2005
                        and June 30, 2005

     Basis of Presentation - On December 22, 2005 the Board of Directors elected to change the fiscal year end of the Company to December 31, effective immediately. This was completed as a result of two pending acquisitions of foreign companies, both of which had December 31, as their fiscal year end. As a result of this change, the accompanying financial statements include the six months of Pegasus from July 1, 2005 through December 31, 2005.

     On December 22, 2005, the Company acquired 51% of AMAX Engineering Corp. and AMAX Information Technology, Inc. Pursuant to the acquisition agreement, the accompanying financial statements include the three months of the AMAX companies from October 1, 2005 through December 31, 2005.

     On December 29, 2005, the Company acquired 51% of Cnet Technology, Inc. Pursuant to the acquisition agreement, financial statement consolidation begins on January 1, 2006, therefore the accompanying financial statements do not include any results of Cnet for the last 2 days of 2005.

Financial Condition, Capital Resources and Liquidity

     For the six and twelve months ending December 31, 2005 and June 30, 2005 the Company recorded revenues of $17,639,900 and $3,172,400 respectively. The increase in revenue is a direct result of the acquisition of the AMAX companies. As previously stated, these financials include only three months of revenue of the AMAX companies. In addition, we were not able to begin the ramp-up of production of the Pegasus line of products until the beginning of 2006 as a result of our acquisition of the two manufacturing companies until the end of December 2005 and beginning of January 2006.

     For the six and twelve months ending December 31, 2005 and June 30, 2005, the Company had, on a consolidated basis, cost of sales of $15,414,100 and $1,728,500.The increase is a direct result of the acquisition of the AMAX companies.

     For the six and twelve months ending December 31, 2005 and June 30, 2005, the Company had, on a consolidated basis, general and administrative expenses of $1,318,782 and $1,893,400 respectively. The increase is a direct result of the acquisition of the AMAX companies.

     For the six and twelve months ending December 31, 2005 and June 30, 2005, the Company had, on a consolidated basis, total operating expenses of $2,026,789 and $2,103,300, respectively. The relative increase is a direct result of the acquisition of the AMAX companies.

Net Income/(Loss)

     For the six and twelve months ending December 31, 2005 and June 30, 2005, the Company reported net income/(loss) from operations of $29,378 and $672,800, respectively.

     The ability of the Company to grow is dependent upon its ability to deliver product to its customers in ever increasing quantities. The Company has taken the steps necessary to address this problem by its acquisitions of the AMAX companies to provide the distribution channels needed and Cnet and SKI for the manufacturing requirements. Given our current product mix and selling prices, these two manufacuring companies have the ability to produce approximately $650 million, (at selling price), of Pegasus products.

Research and Development Plans

     Our current research and development activities are relatively limited. They focus mainly on improving our current products, but do include, from time to time, include the development of new products or new uses for our existing products.

     Our plan is that over time, as our revenues grow, we will increase our expenditures for research and development.


Item 7. Financial Statements

     Financial Statement follow on page F-1.






                [Balance of this page intentionally left blank.]

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

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
Pegasus Wireless Corp.
Fremont, California


We have audited the accompanying consolidated balance sheets of Pegasus Wireless Corp., (the "Company") as of December 31, 2005 and June 30, 2005 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficiency) and cash flows for the one year and six months in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and June 30, 2005 and the results of its operations and its cash flows for the one year and six months in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.




                                       /s/Pollard-Kelley Auditing Services, Inc.
                                          Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio
February 24, 2006

                             PEGASUS WIRELESS CORP.
                           Consolidated Balance Sheets

                                                                         December 31,         June 30,
                                                                             2005               2005
                                                                      ------------------ -------------------
                        ASSETS
CURRENT ASSETS
  Cash and equivalents                                                $        1,079,588 $           839,520
  Accounts receivable, net of reserve of $115,049 and $5,700                   6,676,806             307,389
  Inventory, net of reserve of $1,041,248 and $656,602                         6,568,274             469,613
  Prepaid expenses                                                                81,186              20,675
                                                                      ------------------ -------------------
          Total current assets                                                14,405,854           1,637,197
                                                                      ------------------ -------------------
PROPERTY AND EQUIPMENT
  Computers and equipment                                                      1,054,156             213,357
  Machinery and equipment                                                        320,685             320,685
  Office furniture, fixtures and equipment                                       974,749             108,945
  Vehicles                                                                       602,254                   0
  Leasehold improvements                                                         470,645                   0
                                                                      ------------------ -------------------
    Total Property and Equipment                                               3,422,489             642,987
        Less accumulated depreciation                                         (2,879,463)           (517,746)
                                                                      ------------------ -------------------
          Net property and equipment                                             543,026             125,241
                                                                      ------------------ -------------------
OTHER ASSETS
  Investment in unconsolidated subsidiary                                      1,000,000                   0
  Goodwill                                                                     5,469,609                   0
  Deposits and other assets                                                    1,471,243              16,186
                                                                      ------------------ -------------------
          Total other assets                                                   7,940,852              16,186
                                                                      ------------------ -------------------
Total Assets                                                          $       22,889,732 $         1,778,624
                                                                      ================== ===================
             LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                   $        5,929,969 $           413,099
   Accrued expenses                                                            3,627,513             137,994
   Accrued income taxes payable                                                   94,504                   0
   Customer deposits                                                               3,481               5,097
   Current portion of long-term debt                                              46,268                   0
                                                                      ------------------ -------------------
          Total current liabilities                                            9,701,735             556,190
                                                                      ------------------ -------------------
LONG-TERM DEBT
   Notes payable                                                                 116,105                   0
                                                                      ------------------ -------------------
          Total long-term debt                                                   116,105                   0
                                                                      ------------------ -------------------
Total Liabilities                                                              9,817,840             556,190
                                                                      ------------------ -------------------
Minority interest in consolidated subsidiary                                   2,545,156                   0
                                                                      ------------------ -------------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
        none issued and outstanding                                                    0                   0
   Common stock, $0.0001 par value, authorized 100,000,000 shares;
        71,569,039 and 69,699,520 issued and outstanding shares                    7,157               6,972
   Additional paid-in capital                                                 24,923,443          14,898,600
   Subscription receivable                                                      (750,000)                  0
   Accumulated comprehensive income (loss)                                          (104)                  0
   Accumulated deficit                                                       (13,653,760)        (13,683,138)
                                                                      --------------------------------------
          Total stockholders' equity (deficiency)                             10,526,736           1,222,434
                                                                      ------------------ -------------------
Total Liabilities and Stockholders' Equity (Deficiency)               $       22,889,732 $         1,778,624
                                                                      ================== ===================

     The accompanying notes are an integral part of the financial statements

                             PEGASUS WIRELESS CORP.
                      Consolidated Statements of Operations

                                                                                  Six Months
                                                                                    Ended               Year Ended
                                                                                 December 31,            June 30,
                                                                                     2005                  2005
                                                                              ------------------    -------------------
REVENUES                                                                      $       17,639,881    $         3,172,351

COST OF SALES                                                                         15,414,086              1,728,479
                                                                              ------------------    -------------------
Gross Margin                                                                           2,225,795              1,443,872

OPERATING EXPENSES
    Sales and marketing                                                                  651,346                100,858
    Depreciation and amortization                                                         56,661                109,074
    General and administrative                                                         1,318,782              1,893,397
                                                                              ------------------    -------------------
          Total operating expenses                                                     2,026,789              2,103,329
                                                                              ------------------    -------------------
 Operating income (loss)                                                                 199,006               (659,457)
                                                                              ------------------    -------------------
OTHER INCOME (EXPENSE):
    Interest income                                                                        5,785                  5,581
    Other income                                                                          33,477                  4,798
    Interest expense                                                                      (1,189)               (22,918)
                                                                              ------------------    -------------------
          Total other income (expense)                                                    38,073                (12,539)
                                                                              ------------------    -------------------

Net income (loss) before income tax and minority interest                                237,079               (671,996)
    Income tax                                                                            93,704                    800
                                                                              ------------------    -------------------
Net income (loss) before minority interest                                               143,375               (672,796)
    Minority interest in consolidated subsidiary net income (loss)                       113,997                      0
                                                                              ------------------    -------------------

Net income (loss)                                                             $           29,378    $          (672,796)
                                                                              ==================    ===================
Net income (loss) per common share - basic                                    $             0.01    $             (0.01)
                                                                              ==================    ===================
Weighted average number of common shares outstanding - basic                          71,335,806             24,186,993
                                                                              ==================    ===================
Net income (loss) per common share - fully diluted                            $             0.01    $             (0.01)
                                                                              ==================    ===================
Weighted average number of common shares outstanding - fully diluted                  75,889,676             24,186,993
                                                                              ==================    ===================

     The accompanying notes are an integral part of the financial statements

                             PEGASUS WIRELESS CORP.
          Consolidated Statements of Stockholders' Equity (Deficiency)



                       Number of     Number of                                    Add'l.      Stock                        Total
                        Shares -     Shares -       Amount -      Amount -       Paid-in    Subscript    Accumulated  Stockholders'
                       Preferred      Common       Preferred       Common        Capital    Receivable     Deficit         Equity
                       ----------- -----------  ------------  ------------  ------------  ------------  ------------  -------------

BEGINNING BALANCE,
June 30, 2003           15,295,206   5,124,784  $ 12,663,209  $    108,538  $          0  $          0  $(12,021,481) $     750,266

Common stock issued
   for cash                      0     307,692             0       200,000             0             0             0        200,000
Common stock issued
   for services                  0     212,811             0       108,327             0             0             0        108,327
   Net loss                      0           0             0             0             0             0      (988,861)      (988,861)
                       ----------- -----------  ------------  ------------  ------------  ------------  ------------  -------------

BALANCE, June 30, 2004  15,295,206   5,645,287    12,663,209       416,865             0             0   (13,010,342)        69,732

Preferred converted
    to common          (15,295,206) 16,764,705   (12,663,209)   12,663,209             0             0                            0
Recapitalization                 0   8,000,000             0   (13,077,032)   14,102,416             0             0      1,025,384
Acquisition of
    subsidiary                   0   3,000,000             0           300             0             0             0            300
Recapitalization                 0   1,439,768             0           144       799,670             0             0        799,814
    Net loss                     0           0             0             0             0             0      (672,796)      (672,796)
                       ----------- -----------  ------------  ------------  ------------  ------------  ------------  -------------

BALANCE, June 30, 2005           0  34,849,760             0         3,486    14,902,086             0   (13,683,138)     1,222,434

Exercise of employee
    stock options                0     118,708             0            11        25,017             0             0         25,028
Two for one forward
    split                        0  34,968,466             0         3,497        (3,497)            0             0              0
Common stock issued
    for cash                     0     571,429             0            57     3,999,943             0             0      4,000,000
Common stk issued
    for acquisition              0     838,454             0            84     3,999,916             0             0      4,000,000
Common stock issued
    for cash                     0     222,222             0            22     1,999,978      (750,000)            0      1,250,000
Comprehensive inc/loss           0           0             0             0             0             0          (104)          (104)
    Net income                   0           0             0             0             0             0        29,378         29,378
                       ----------- -----------  ------------  ------------  ------------  ------------  ------------  -------------
Ending Balance,
December 31, 2005                0  71,569,039  $          0  $      7,157  $ 24,923,443  $   (750,000) $(13,653,864) $  10,526,736
                       =========== ===========  ============  ============  ============  ============  ============  =============






     The accompanying notes are an integral part of the financial statements

                             PEGASUS WIRELESS CORP.
                      Consolidated Statements of Cash Flows

                                                                                    Six Months
                                                                                      Ended              Year Ended
                                                                                   December 31,           June 30,
                                                                                       2005                 2005
                                                                                ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $           29,378   $         (672,796)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                          56,661              109,074
     Change in inventory reserve                                                                 0               12,602
      Minority interest in net income (loss) of consolidated subsidiary                    113,997                    0
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                            420,575              114,527
     (Increase) decrease in inventory                                                   (2,555,512)            (217,069)
     (Increase) decrease in prepaid expenses                                                39,957               (9,200)
     (Increase) decrease in deposits and other assets                                   (1,051,424)              15,000
     Increase (decrease) in accounts payable                                               461,285             (101,159)
     Increase (decrease) in accrued expenses                                               629,604               35,486
     Increase (decrease) in accrued income taxes payable                                    95,304                    0
     Increase (decrease) in customer deposits                                               (1,615)             (58,761)
                                                                                ------------------   ------------------

Net cash  provided (used) by operating activities                                       (1,761,790)            (772,296)
                                                                                ------------------   ------------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                   (116,512)              (7,496)
     Cash paid for acquisitions                                                         (5,000,000)                   0
     Proceeds from sale of fixed assets                                                          0                    0
                                                                                ------------------   ------------------

Net cash provided (used) by investing activities                                        (5,116,512)              (7,496)
                                                                                ------------------   ------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Cash acquired in acquisition/reorganization                                         1,771,201            1,825,498
     Proceeds from loans                                                                   102,988                    0
     Repayment of loans                                                                     (5,819)            (504,231)
     Issuance of common stock for cash                                                   5,250,000                    0
                                                                                ------------------   ------------------

Net cash provided by financing activities                                                7,118,370            1,321,267
                                                                                ------------------   ------------------

Net increase (decrease) in cash and equivalents                                            240,068              541,475

CASH and equivalents, beginning of period                                                  839,520              298,045
                                                                                ------------------   ------------------

CASH and equivalents, end of period                                             $        1,079,588   $          839,520
                                                                                ==================   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                           $            1,189   $           47,918
                                                                                ==================   ==================
Income taxes paid in cash                                                       $                0   $              800
                                                                                ==================   ==================

Non-Cash Financing Activities:
  Issuance of common stock to effect acquisition                                $        4,000,000   $0
                                                                                ==================   ==================


     The accompanying notes are an integral part of the financial statements

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements


NOTE 1 - THE COMPANY

Pegasus Wireless Corp., (f/k/a Blue Industries, Inc.), was incorporated under the laws of the State of Nevada on April 5, 2000 as Burrard Technologies, Inc. ("Burrard") and was involved in software development. During 2001, the Company discontinued the software development and became inactive until December 18, 2001, when it acquired all the issued and outstanding shares of Technocall S.A. ("Technocall"), a Swiss company. On April 2, 2002, the Company changed its name to Blue Industries Inc. In December 2003, the Company again became inactive. In June 2005, the Company changed its name to Pegasus Wireless Corp. Subsequent to the acquisition, via reverse merger of Homeskills, Inc. The Company is engaged in the business of designing, manufacturing and marketing wireless hardware and software solutions for broadband fixed, portable networking and Internet access.


NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - On December 22, 2005 the Board of Directors elected to change the fiscal year end of the Company to December 31, effective immediately. This was completed as a result of two pending acquisitions of foreign companies, both of which had December 31, as their fiscal year end. As a result of this change, the accompanying financial statements include the six months of Pegasus from July 1, 2005 through December 31, 2005.

On December 22, 2005, the Company acquired 51% of AMAX Engineering Corp. and AMAX Information Technology, Inc. Pursuant to the acquisition agreement, the accompanying financial statements include the three months of the AMAX companies from October 1, 2005 through December 31, 2005.

On December 29, 2005, the Company acquired 51% of Cnet Technology, Inc. Pursuant to the acquisition agreement, financial statement consolidation begins on January 1, 2006, therefore the accompanying financial statements do not include any results of Cnet for the last 2 days of 2005.

Principles of Consolidation - The consolidated financial statements include the accounts of Pegasus Wireless Corp. and its wholly owned and majority owned subsidiaries. All inter-company balances and transactions have been eliminated.

Significant Acquisitions - On December 22, 2005, the Company acquired 51% of AMAX Engineering Corp. and AMAX Information Technology, Inc., (collectively "AMAX"), California corporations headquartered in Fremont, California. The Company paid $4,000,000 in cash and 838,454 shares of the Company's common stock, valued at $4,000,000, or $4.77 per share. The share valuation was based on 66% of the average closing price for the preceding 30 trading days, as per the acquisition agreement. The cash portion of the AMAX transaction was provided by the sale of 571,429 shares of restricted common stock of the Company to Jasper Knabb, President of Pegasus, in exchange for $4,000,000 in cash, or $7.00 per share. AMAX has distinguished and established itself as a global leader in providing technology to all levels of the marketplace. As an ISO-9001 certified corporation, AMAX manufactures and markets innovative server, industrial, workstation, storage & clustering systems to meet the most stringent of quality requirements.

On December 29, 2005, the Company acquired 51% of Cnet Technology, Inc., ("Cnet"), a Cayman Islands corporation headquartered in Taipei, Taiwan. The Company paid $1,000,000 in cash. The acquisition was financed by a purchase of 222,222 restricted shares of Pegasus Wireless Corporation's common stock by Jasper Knabb, the Company's President, in exchange for $2,000,000 in cash, or $9.00 per share. The additional $1 million cash will be used to obtain raw

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements


NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

materials to begin the manufacturing of Pegasus Wireless' products that will be available for distribution within thirty days. CNet Technology, Inc. has been a leader in designing and manufacturing high-speed, cost-effective solutions for the worldwide networking and communications market. Their unique combination of sales and assembly has allowed for CNet to support a vast array of wireless demands, from the small and home offices to the vast enterprise systems that span multiple locations. Pegasus has been outsourcing the manufacturing its wireless products through various venues around the world, and now can manufacture its products in a centralized controlled environment that will greatly enhance the speed and volume of their product output.

Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Revenue Recognition - The Company recognizes revenue from product sales when units are shipped, provided no significant obligation remains and collection is probable.

Inventory - The Company values its inventory at the lower of cost or market, cost determined using the standard cost method. The Company also utilizes the reserve method to account for slow moving and obsolete inventory. The reserve for inventory obsolescence was $656,000 at December 31, 2005 and June 30, 2005 respectively.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

Income (Loss) Per Share - Income (loss) per share is computed using the Weighted Average Number of common shares outstanding during the fiscal year. Fully diluted includes all common shares that would be required to be issued as a result of various convertible instruments at their stated conversion rates using December 31, 2005, closing market price of the underlying common stock.

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

Intangibles - Goodwill in the amount of 5,469,609 was recorded as a result of the acquisition of AMAX in December 2005. The Company will evaluate this asset periodically to determine impairment, if any.

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Property and Equipment - All property and equipment is recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $56,661 and $109,074 for the six months ended December 31, 2005 and twelve months ended June 30, 2005, respectively.

Research & Development - Research and development costs are expensed in the period incurred.


NOTE 3 - ACCOUNTS RECEIVABLE

The Company uses the allowance method to account for its doubtful accounts. The allowance for doubtful accounts is based on management's estimates. Accounts receivable consist of the following:


                                   December 31, 2005       June 30, 2005
                                  -------------------    -----------------
Trade accounts receivable         $         6,791,855    $         313,089
Allowance for doubtful accounts             (115,049)              (5,700)
                                  -------------------    -----------------

Total                             $         6,676,806    $         307,389
                                  ===================    =================


NOTE 4 - INVENTORY

The Company values its inventory at the lower of cost or market, cost determined using the standard cost method. The Company also utilizes the reserve method to account for slow moving and obsolete inventory. Inventory consists of the following:

                                   December 31, 2005       June 30, 2005
                                  -------------------    -----------------
Inventory                         $         7,609,522    $       1,126,215
Less: Reserve for obsolescence            (1,041,248)            (656,602)
                                  -------------------    -----------------

Total                             $         6,568,274    $         469,613
                                  ===================    =================


NOTE 5 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.0001 and 20,000,000 shares of preferred stock with a par value of $0.0001. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. There were 71,569,039 and 34,849,760 shares of common stock outstanding at December 31, 2005 and June 30, 2005, respectively.

In May 2005, the Company issued 1,230,769 shares of common stock in exchange for $800,000 in cash, or $0.65 per share. In June 2005, the Company issued 28,467,743 shares of common stock to effect the acquisition of OTC Wireless, Inc., the operating company. In August 2005, eight of the company's employees

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

exercised their employee stock options. These options were issued in years prior to the reverse merger and had exercise prices ranging from $0.15 to $0.50 per share. As a result of these option exercises the Company issued 118,708 shares in exchange for $25,029 in cash.

In August 2005, the Company amended its Articles of Incorporation to increase the authorized shares from 50,000,000 to 100,000,000 common and from 10,000,000 to 20,000,000 preferred shares. The par value of each remained the same at $0.0001 for each class of stock. In addition, in August 2005, the Company declared a two shares for each share held forward split of the Company's issued and outstanding common stock, which was effective at close of business August 31, 2005. Pursuant to this, the Company issued 34,968,466 shares of common stock.

In December 2005, the Company issued 571,429 shares of restricted common stock to the President of the Company in exchange for $4,000,000 in cash , valued at $7.00 per share. In December 2005, the Company issued 838,454 shares of restricted common stock to complete the acquisition of AMAX, valued at $4,000,000, or $4.77 per share. In December 2005, the Company issued 222,222 shares of restricted common stock to the President of the Company in exchange for $2,000,000 in cash , valued at $9.00 per share.


NOTE 6 - NOTES PAYABLE

The Company is obligated for four vehicle loans, totaling $54,888, $47,154, $45,623 and $14,709. The loans call for monthly payments of $1,523, $955, $1,347 and $416 and they mature in 2008, 2010, 2008 and 2009. They bear interest at 6%, 5.6%, 5.95% and 2.9%.


NOTE 7 - OPERATING LEASES

The Company leases several operating facilities and various equipment from third parties under various operating leases expiring in various years through 2013. The total rental expense for the six months ended December 31, 2005 and year ended June 30, 2005 was $466,132 and $364,567 respectively.

Future minimum lease payments for the remaining lease term are as follows:


2006                          $              1,637,528
2007                                         1,123,318
2008                                         1,009,173
2009                                         1,009,173
2010                                         1,009,173
Thereafter                                   2,775,227
                              ------------------------

Total                         $              8,563,592
                              ========================

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements


NOTE 8 - INCOME TAXES

The Company accounts for its income taxes under the asset and liability approach, whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities.

The provision for income taxes for the six months ended December 31, 2005 was $94,504; ($18,960 state and $74,744 federal) and for the year ending June 30, 2005 was for state taxes of $800.


NOTE 9 - DEFINED CONTRIBUTION PLAN

The Company maintains a voluntary defined contribution plan, covering eligible employees. Participating employees may elect to defer and contribute a percentage of their compensation to the plan. The Company did not make any contributions to the plan for the six months ended December 31, 2005 and the year ended June 30, 2005.


NOTE 10 - STOCK OPTION PLAN

In 1995 the Company established an Incentive Stock Option Plan. This plan provides for the granting of incentive stock options and non-statutory stock options to employees, directors and consultants at 110% of the fair market value on the date of the grant. The options to employees vest ratably over a four-year period. The Company has authorized 3,640,000 post-split shares of common stock options. There where 1,181,584 and 1,419,000 post-split options outstanding at December 31, 2005 and June 30, 2005, respectively.


NOTE 11 - STOCK OPTION PLAN FOR OFFICERS

The Company's President and CFO elected in July 2004 to accept stock options in lieu of cash compensation for a period of two years, beginning in July 2004. The Chairman also elected to receive his performance based bonus for a period of two years in stock options as well. For the two years the Chairman and President are to receive 1,200,000 post-split options and the CFO 1,080,000 post-split options. All of these options are one share per option and carry a post-split exercise price of $0.325 per share. These options also carry a cash-less exercise option if elected by the officer at exercise, if the market price of the Company's common stock is at least $3.25 per share at the time of exercise, the officer can elect to return shares, to the Company in lieu of cash payment. These options are exercisable at any time after the Company's share price exceeds $2.50 per share for a full quarter, and can be exercised cash-lessly on a pro-rata basis. The performance requirement for the Chairman for year one is:
a) eliminate all debt, b) take the operating company public and c) reduce the operating company loss by 40%; and for year two to double the Company's base revenue. If the expenses related to taking the operating company public are excluded, the Chairman met the requirements for the first year.

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements

NOTE 12 - LINE OF CREDIT

The Companies had a line of credit agreement with a bank, which allows the Company to borrow up to $5,000,000. Outstanding balances bear interest at the lender's prime rate and are collateralized by inventory, accounts receivable and property and equipment. The credit facility requires the Companies to maintain certain financial ratios and comply with certain covenants. This agreement was renewed in April, 2005, and now expires in June 2006.


NOTE 13 - RELATED PARTY TRANSACTIONS

A - Facilities operating lease - The Company leases it headquarters building from a majority stockholder. This lease calls for annual rent in the amount of $863,800.

B- Related companies - The Companies record sales, accounts receivable, purchases, administrative expenses and accounts payable to and from 5 brother-sister related companies. None of these companies own any stock of the Companies, nor do the Companies have any investment in these related companies. They are related by virtue of similar/common control. Following are the transactions with these related parties for the six months ended December 31, 2005:

                                                           Percent
                                   ----------------    ---------------
Revenues                           $      1,598,063              9.06%
Accounts receivable                         616,448              9.23%
Purchases                                   337,669              2.19%
Administrative expenses                     142,288             10.79%
Accounts payable                            108,083              1.82%

NOTE 14 - SUBSEQUENT EVENTS

A - Significant Acquisition - On January , 2006, the Company acquired 51% of SKI Technologies, Inc., ("SKI"), a Taiwanese corporation headquartered in Taipei, Taiwan. The Company paid $650,000 in cash and issued 142,735 shares of restricted common stock, valued at $650,000, or $4.55 per share. The acquisition was financed by a purchase of 200,000 restricted shares of Pegasus Wireless Corporation's common stock by Jasper Knabb, the Company's President, in exchange for $2,000,000 in cash, or $10.00 per share.

Item 8. Changes in and Disagreements with Accountants.

     None


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


Item 8B. Other Information

     None.



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

DIRECTORS and EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to each of our executive officers and directors. Our directors are generally elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting or until their successors are elected and qualified. Executive officers are elected by our board of directors and serve at its discretion. Our bylaws authorize the board of directors to be constituted of not less than one and such number as our board of directors may determine by resolution or election. As of February 15, 2006 our board of directors consists of nine members.

NAME                 AGE         POSITION
-------------       ------       -----------------
Alex Tsao             52         Chief Executive Officer
                                 and Chairman of the Board of Directors
Jasper Knabb          38         President and Director
Stephen Durland       51         Chief Financial Officer and Director
Caspar Lee            51         Director
Jerry Shih            56         Director, (and President of the AMAX companies)
Nicholas Peraticos    48         Director
Billy Horn            42         Director
Edward Celano         67         Director
Michael Eaton         63         Director

     There are no family relationships between or among the executive officers and directors of the Company, except that Alex Tsao and Jerry Shih are brothers-in-law by marriage.

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

BILLY HORN President and CEO of Horn Asset, Inc. a Miami, Florida based equity hedge fund. Prior to this position Mr. Horn was a trader with two equity hedge funds for 12 years. Mr. Horn received his BA from Adelphi University, Garden City, NY.

NICOLAS PERATICOS, Chairman of the Compensation Committee Managing Director of Pegasus Ocean Services, LTD, a London, England based ocean shipping agency. Mr. Peraticos has been employed by POS since 1980 and has been Managing Director since 1992. Mr. Peraticos attended the City of London Polytechnic, majoring in Business Administration and is a citizen of Great Britain.

EDWARD CELANO, Chairman of the Audit Committee Senior Partner of Walters & Samuels, a New York City based real estate company. Mr. Celano's responsibilities are corporate financial services. Prior to 2003, Mr. Celano was Senior Partner of corporate finance at M.R. Weiser, CPAs for three years; Executive Vice President and Chief Loan Officer of Atlantic Bank of New York for five years; Senior Vice President at National Westminster Bank for 11 years and Vice President at Banker's Trust for 22 years. Mr. Celano received his Masters in Finance and Investments from CCNY and BA in Business Administration from St. Francis College.

MICHAEL EATON, Member of the Audit Committee In 1979 Mr. Eaton founded Eaton & Burley, Solicitors, a United Kingdom based law firm specializing in the music industry. This firm has represented and does represent a number of the world's most successful popular music artists. Mr. Eaton received his Masters in Law from Jesus College , Cambridge, England and is a citizen of Great Britain.

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

                                                               Long Term
                                                               Compensation
                                         Annual Compensation    Awards
                                        ----------------------------------
                                                               Securities
Name and                                                       Underlying
Principal Position        Period       Salary ($)    Bonus ($)  Options
--------------------------------------------------------------------------
Alex Tsao, CEO and         2005-B      $   60,000    $     0    $    0
Chairman
                           2005-A      $  120,000    $     0    $    0
                           2004        $  120,000    $     0    $    0
                           2003        $  120,000    $     0    $    0

Jasper Knabb, President    2005-B      $        0    $     0    $    0
                           2005-A      $        0    $     0    $    0
                           2004        $        0    $     0    $    0
                           2003        $        0    $     0    $    0

Stephen Durland, CFO       2005-B      $        0    $     0    $    0
                           2005-A      $        0    $     0    $    0
                           2004        $        0    $     0    $    0
                           2003        $        0    $     0    $    0

     The Company's President and CFO elected in July 2004 to accept stock options in lieu of cash compensation for a period of two years, beginning in July 2004. The Chairman also elected to receive his performance based bonus for a period of two years in stock options as well. For the two years the Chairman and President are to receive 1,200,000 post-split options and the CFO 1,080,000 post-split options. All of these options are one share per option and carry a post-split exercise price of $0.325 per share. These options also carry a cash-less exercise option if elected by the officer at exercise, if the market price of the Company's common stock is at least $3.25 per share at the time of exercise, the officer can elect to return shares, to the Company in lieu of cash payment. These options are exercisable at any time after the Company's share price exceeds $2.50 per share for a full quarter, and can be exercised cash-lessly on a pro-rata basis. The performance requirement for the Chairman for year one is: a) eliminate all debt, b) take the operating company public and
c) reduce the operating company loss by 40%; and for year two to double the Company's base revenue. If the expenses related to taking the operating company public are excluded, the Chairman met the requirements for the first year

Compensation of Directors

     The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

     The following table summarizes certain information with respect to the beneficial ownership of company shares as of December 31, 2005, regarding the ownership of common stock by each shareholder known to be the owner of more than 5% of the outstanding shares, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.


Alex Tsao(1)                   Common           7,504,516             10.5%
48499 Milmont Dr.
Fremont, CA 94538
---------------------------------------------------------------------------
Jasper Knabb(1)                Common           1,908,637              2.7%
48499 Milmont Dr.
Fremont, CA 94538
----------------------------------------------------------------------------
Stephen Durland(1)             Common                   0              0.0%
48499 Milmont Dr.
Fremont, CA 94538
----------------------------------------------------------------------------
Caspar Lee(1)                  Common                   0              0.0%
48499 Milmont Dr.
Fremont, CA 94538
----------------------------------------------------------------------------
Jerry Shih(1)                  Common           1,471,863              2.1%
48499 Milmont Dr.
Fremont, CA 94538
----------------------------------------------------------------------------
All Executive Officers, Directors              10,885,016             15.3%
as a group


Certain Beneficial Owners
----------------------------------------------------------------------------
Name and Address of              Title of   Amount and Nature of    Percent
Beneficial Owner                  Class       Beneficial Owner      of Class
----------------------------------------------------------------------------
Vision 2000 Ventures, Ltd         Common          9,072,876           12.7%
48499 Milmont Dr.
Fremont, CA 94538

TOTAL                                             9,072,876           12.7%

(1) Based upon 71,569,039 shares of the Company's common stock issued and outstanding as of December 301 2005.


Item 12. Certain Relationships and Related Transactions

     None

Item 13. Exhibits and Reports filed on Form 8-K

(a) Exhibits

Exhibit
Number    Description
-------   -----------------------

31.1 * Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2 * Certificate of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002


32.1 * Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 * Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-------------------------------------------------
*    Filed herewith


(b) Reports on Form 8-K filed in the last quarter of 2005:

     December 29, 2005 - Reporting the completion of acquisition Financial statements of acquired entity

     December 23, 2005 - Reporting the completion of acquisition Reporting the amendment to the By Laws Reporting the change of fiscal year end Financial statements of acquired entity

     December 22, 2005 - Reporting a press release

     November 1, 2005 - Reporting a press release

     August 8, 2005 -Reporting the stock split.

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

     The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, Pollard-Kelley Auditing Services,
Inc.:

                                           Year ended       Six Months ended
                                           December 31,         June 30,
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

     The Company has designated a formal audit  committee.  In  discharging  its oversight responsibility as to the audit process, commencing with the engagement, the Board obtained from it's independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management and the independent auditors the quality and adequacy of the Company's internal controls. The Board reviewed with the independent auditors their management letter on internal controls, if one was issued by the Company's auditors.

     The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees".

     The Board reviewed the audited financial statements of the Company as of and for the six months and year ended December 31, 2005 and June 30, 2005 with management and its independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the respective independent auditors have the responsibility for their examination of those statements.

     Based on the above-mentioned review and discussions with the respective independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the six months and year ended December 31, 2005 and June 30, 2005, for filing with the Securities and Exchange Commission.

     The Company's principal accountant for the six months and year ended December 31, 2005 and June 30, 2005, Pollard-Kelley Auditing Services, Inc. did not engage any other persons or firms other than the respective principal accountant's full-time, permanent employees.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Pegasus Wireless Corp.
                                  (Registrant)

Date: March 2, 2006        /s/Alex Tsao
                           ------------------------------------------------
                           Alex Tsao, CEO & Chairman of the Board

                           /s/ Jasper Knabb
                           ------------------------------------------------
                           Jasper Knabb, President and Director

                           /s/Stephen Durland
                           ------------------------------------------------
                           Stephen Durland, CFO and Director

                           /s/Caspar Lee
                           ------------------------------------------------
                           Caspar Lee, Director

                           /s/Jerry Shih
                           ------------------------------------------------
                           Jerry Shih, Director

                           /s/Billy Horn
                           ------------------------------------------------
                           Billy Horn, Director

                           /s/Edward Celano
                           ------------------------------------------------
                           Edward Celano, Director

                           /s/Nicholas Peraticos
                           ------------------------------------------------
                           Nicholas Peraticos, Director

                           /s/Michael Eaton
                           ------------------------------------------------
                           Michael Eaton, Director

                                   SIGNATURES
                                  (Continued)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                        Date

By: /s/Alex Tsao
   --------------------------     CEO & Chairman          March 2, 2006
   Alex Tsao

By: /s/Jasper Knabb
   --------------------------     President & Director   March 2, 2006
    Jasper Knabb

By: /s/Stephen Durland
   --------------------------     CFO & Director         March 2, 2006
    Stephen Durland

By: /s/Caspar Lee
   --------------------------     Director               March 2, 2006
    Caspar Lee

By: /s/Jerry Shih
   --------------------------    Director                March 2, 2006
    Jerry Shih


By: /s/Billy Horn
   --------------------------    Director                March 2, 2006
    Billy Horn

By: /s/Edward Celano
   --------------------------    Director                March 2, 2006
    Edward Celano

By: /s/Nicholas Peraticos
   --------------------------    Director                March 2, 2006
    Nicholas Peraticos

By: /s/Michael Eaton
   --------------------------    Director                March 2, 2006
    Michael Eaton