Form 10QSB
period 2006-03-31
PEGASUS WIRELESS CORP
filed 2006-05-08
CIK 1126752

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2006

Commission file no.: 000-32567

                             PEGASUS WIRELESS CORP.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

Nevada                                                          52-2273215
------------------------------------                   -----------------------
(State or other jurisdiction of                        (I.R.S.Employer
incorporation or organization)                         Identification No.)

      48499 Milmont Dr
         Fremont, CA                                         94538
------------------------------------------             -----------------------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number: (510) 490-8288

Securities registered under Section 12(b) of the Act:

     Title of each class                               Name of each exchange
                                                       on which registered
         None                                          None
-----------------------------------                    -----------------------

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

     Yes [X] No [_]



     As of March 31, 2006, there were 75,153,859 shares of voting stock of the registrant issued and outstanding.

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

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-3

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                             PEGASUS WIRELESS CORP.
                           Consolidated Balance Sheets

                                                                                  March 31,         December 31,
                                                                                    2006               2005
                                                                             ------------------ -------------------
                                                                                (Unaudited)
                        ASSETS
CURRENT ASSETS

  Cash and equivalents                                                       $        3,184,906 $         1,079,588
  Accounts receivable, net of reserve of $17,061 and $5,700                           8,931,955           6,676,806
  Inventory, net of reserve of $656,602                                               5,985,170           6,568,274
  Prepaid expenses and other current assets                                             340,670              81,186
                                                                             ------------------ -------------------
          Total current assets                                                       18,442,701          14,405,854
                                                                             ------------------ -------------------
PROPERTY AND EQUIPMENT
  Land                                                                                  421,192                   0
  Buildings                                                                             154,329                   0
  Computers and equipment                                                             1,234,485           1,054,156
  Machinery and equipment                                                             2,673,546             320,685
  Office furniture, fixtures and equipment                                              974,749             974,749
  Vehicles                                                                              617,326             602,254
  Leasehold improvements                                                                468,929             470,645
                                                                             ------------------ -------------------
    Total Property and Equipment                                                      6,544,556           3,422,489
        Less accumulated depreciation                                                (3,922,499)         (2,879,463)
                                                                             ------------------ -------------------
          Net property and equipment                                                  2,622,057             543,026
                                                                             ------------------ -------------------
OTHER ASSETS
  Investment in unconsolidated subsidiary                                                     0           1,000,000
  Goodwill                                                                            7,103,207           5,469,609
  Deposits and other assets                                                           1,813,898           1,471,243
                                                                             ------------------ -------------------
          Total other assets                                                          8,917,105           7,940,852
                                                                             ------------------ -------------------
Total Assets                                                                 $       29,981,863 $        22,889,732
                                                                             ================== ===================
             LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                          $        6,513,151 $         5,929,969
   Accrued expenses                                                                   4,577,005           3,627,513
   Accrued income taxes payable                                                               0              94,504
   Customer deposits                                                                      8,921               3,481
   Current portion of long-term debt                                                     48,543              46,268
                                                                             ------------------ -------------------
          Total current liabilities                                                  11,147,620           9,701,735
                                                                             ------------------ -------------------
LONG-TERM DEBT
   Notes payable                                                                        487,392             116,105
                                                                             ------------------ -------------------
          Total long-term debt                                                          487,392             116,105
                                                                             ------------------ -------------------
Total Liabilities                                                                    11,635,012           9,817,840
                                                                             ------------------ -------------------
Minority interest in consolidated subsidiary                                          4,062,535           2,545,156
                                                                             ------------------ -------------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
      none issued and outstanding                                                             0                   0
   Common stock, $0.0001 par value, authorized 100,000,000 shares;
       75,153,859 and 71,569,039 issued and outstanding shares                            7,515               7,157
   Additional paid-in capital                                                        27,573,085          24,923,443
   Subscription receivable                                                                    0            (750,000)
   Accumulated comprehensive income (loss)                                              127,781                (104)
   Accumulated deficit                                                              (13,424,065)        (13,653,760)
                                                                             ------------------ -------------------
          Total stockholders' equity (deficiency)                                    14,284,316          10,526,736
                                                                             ------------------ -------------------
Total Liabilities and Stockholders' Equity (Deficiency)                      $       29,981,863 $        22,889,732
                                                                             ================== ===================

     The accompanying notes are an integral part of the financial statements.

                             PEGASUS WIRELESS CORP.
                      Consolidated Statements of Operations
                          Three Months Ended March 31,
                                   (Unaudited)

                                                                                     2006                  2005
                                                                              ------------------    -------------------
REVENUES                                                                      $       23,061,893    $           750,814

COST OF SALES                                                                         20,984,386                427,089
                                                                              ------------------    -------------------
Gross Margin                                                                           2,077,507                323,725

OPERATING EXPENSES
    Sales and marketing                                                                  677,314                      0
    Depreciation and amortization                                                        133,861                 26,619
    General and administrative                                                           964,568                630,131
                                                                              ------------------    -------------------
          Total operating expenses                                                     1,775,743                656,750
                                                                              ------------------    -------------------

 Operating income (loss)                                                                 301,764               (333,025)
                                                                              ------------------    -------------------
OTHER INCOME (EXPENSE):
    Interest income                                                                            0                  3,481
    Other income                                                                          22,486                  2,072
    Other expense                                                                         (4,411)                (7,414)
                                                                              ------------------    -------------------
          Total other income (expense)                                                    18,075                 (1,861)
                                                                              ------------------    -------------------

Net (loss) before income tax and minority interest                                       319,839               (334,886)

    Income tax                                                                                 0                      0
                                                                              ------------------    -------------------

       Net (loss) before minority interest                                               319,839               (334,886)

    Minority interest in consolidated subsidiary net income (loss)                        90,143                      0
                                                                              ------------------    -------------------

Net income (loss)                                                             $          229,696    $          (334,886)
                                                                              ==================    ===================

Net income (loss) per common share - basic                                    $             0.01    $             (0.01)
                                                                              ==================    ===================

Weighted average number of common shares outstanding - basic                          75,085,948             60,819,984
                                                                              ==================    ===================

Net income (loss) per common share - fully diluted                            $             0.01    $             (0.01)
                                                                              ==================    ===================

Weighted average number of common shares outstanding - fully diluted                  78,565,948             64,299,984
                                                                              ==================    ===================



    The accompanying notes are an integral part of the financial statements.

                             PEGASUS WIRELESS CORP.
          Consolidated Statements of Stockholders' Equity (Deficiency)


                            Number of   Number of                               Add'l.       Stock                       Total
                             Shares -   Shares -      Amount -    Amount -     Paid-in      Subscript  Accumulated   Stockholders'
                            Preferred    Common      Preferred    Common       Capital     Receivable     Deficit        Equity
                           ----------- ----------- ------------ ------------  -----------  -----------  ------------  -------------
BEGINNING BALANCE,
June 30, 2003               15,295,206   5,124,784 $ 12,663,209 $    108,538  $         0  $         0  $(12,021,481) $     750,266

Comm stk issued for cash             0     307,692            0      200,000            0            0             0        200,000
Comm stk issued for svcs             0     212,811            0      108,327            0            0             0        108,327
   Net loss                          0           0            0            0            0            0      (988,861)      (988,861)
                           ----------- ----------- ------------ ------------  -----------  -----------  ------------  -------------

BALANCE, June 30, 2004      15,295,206   5,645,287   12,663,209      416,865            0            0   (13,010,342)        69,732

Pfd converted to common    (15,295,206) 16,764,705  (12,663,209)  12,663,209            0            0                            0
Recapitalization                     0   8,000,000            0  (13,077,032)  14,102,416            0             0      1,025,384
Acquisition of subsidiary            0   3,000,000            0          300            0            0             0            300
Recapitalization                     0   1,439,768            0          144      799,670            0             0        799,814
    Net loss                         0           0            0            0            0            0      (672,796)      (672,796)
                           ----------- ----------- ------------ ------------  -----------  -----------  ------------  -------------

BALANCE, June 30, 2005               0  34,849,760            0        3,486   14,902,086            0   (13,683,138)     1,222,434
Exercise of employee stock
options                              0     118,708            0           11       25,017            0             0         25,028
Two for one forward split            0  34,968,466            0        3,497       (3,497)           0             0              0
Common stk issued for cash           0     571,429            0           57    3,999,943            0             0      4,000,000
Comm stk issued - acquisit           0     838,454            0           84    3,999,916            0             0      4,000,000
Common stk issued for cash           0     222,222            0           22    1,999,978     (750,000)            0      1,250,000
Comprehensive inc/loss               0           0            0            0            0            0          (104)          (104)
    Net income                       0           0            0            0            0            0        29,378         29,378
                           ----------- ----------- ------------ ------------  -----------  -----------  ------------  -------------
Balance, December 31, 2005           0  71,569,039            0        7,157   24,923,443    (750,000)   (13,653,864)    10,526,736
Recap shares issued                  0   3,623,085            0          362         (362)           0             0              0
Payment of subs receiv               0           0            0            0            0      750,000             0        750,000
Common stk issued for cash           0     200,000            0           20    1,999,980            0             0      2,000,000
Comm stk issued - acquisit           0     142,735            0           14      649,986            0             0        650,000
Acquist shares returned              0    (381,000)           0          (38)          38            0             0              0
Comprehensive inc/loss               0           0            0            0            0            0       127,885        127,885
    Net income                       0           0            0            0            0            0       229,695        229,695
                           ----------- ----------- ------------ ------------  -----------  -----------  ------------  -------------
Ending Balance, March
31, 2006                             0  75,153,859 $          0 $      7,515  $27,573,085  $         0  $(13,296,284) $  14,284,316
                           =========== =========== ============ ============  ===========  ===========  ============  =============





     The accompanying notes are an integral part of the financial statements.

                             PEGASUS WIRELESS CORP.
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)

                                                                                       2006                 2005
                                                                                ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $          229,695   $         (334,886)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                         133,861               26,619
     Change in inventory reserve                                                                 0                    0
      Minority interest in net income (loss) of consolidated subsidiary                     90,143                    0
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                           (834,811)             237,098
     (Increase) decrease in inventory                                                       41,728               91,747
     (Increase) decrease in prepaid expenses                                               (17,700)               5,028
     (Increase) decrease in deposits and other assets                                     (126,798)                   0
     Increase (decrease) in accounts payable                                             1,303,383              (59,721)
     Increase (decrease) in accrued expenses                                              (416,520)              23,419
     Increase (decrease) in other current liabilities                                       (3,961)                   0
     Increase (decrease) in accrued income taxes payable                                  (299,607)                   0
     Increase (decrease) in customer deposits                                                4,519               (6,688)
                                                                                ------------------   ------------------
Net cash  provided (used) by operating activities                                          103,932              (17,384)
                                                                                ------------------   ------------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                    (32,819)                   0
     Cash paid for acquisitions                                                           (650,000)                   0
     Sale/retirement of fixed assets                                                         7,293                    0
                                                                                ------------------   ------------------
Net cash provided (used) by investing activities                                          (675,526)                   0
                                                                                ------------------   ------------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Cash acquired in acquisition/reorganization                                           687,618            1,090,777
     Proceeds from loans                                                                         0                    0
     Repayment of loans                                                                    (10,706)          (1,248,533)
     Issuance of common stock for cash                                                   2,000,000                    0
                                                                                ------------------   ------------------
Net cash provided by financing activities                                                2,676,912             (157,756)
                                                                                ------------------   ------------------
Net increase (decrease) in cash and equivalents                                          2,105,318             (175,140)

CASH and equivalents, beginning of period                                                1,079,588              828,931
                                                                                ------------------   ------------------
CASH and equivalents, end of period                                             $        3,184,906   $          653,791
                                                                                ==================   ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                           $                0   $                0
                                                                                ==================   ==================
Income taxes paid in cash                                                       $          299,607   $                0
                                                                                ==================   ==================
Non-Cash Financing Activities:
  Issuance of common stock to effect acquisition                                $          650,000   $                0
                                                                                ==================   ==================




     The accompanying notes are an integral part of the financial statements.

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements
                  (Information with regard to the three months
                  ended March 31, 2006 and 2005 is unaudited)


NOTE 1.  THE COMPANY

Pegasus Wireless Corp., (f/k/a Blue Industries, Inc.), was incorporated under the laws of the State of Nevada on April 5, 2000 as Burrard Technologies, Inc. ("Burrard") and was involved in software development. During 2001, the Company discontinued the software development and became inactive until December 18, 2001, when it acquired all the issued and outstanding shares of Technocall S.A. ("Technocall"), a Swiss company. On April 2, 2002, the Company changed its name to Blue Industries Inc. In December 2003, the Company again became inactive. In June 2005, the Company changed its name to Pegasus Wireless Corp., subsequent to the acquisition, via reverse merger of Homeskills, Inc. The Company is engaged in the business of designing, manufacturing and marketing wireless hardware and software solutions for broadband fixed, portable networking and Internet access.


NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. On December 22, 2005 the Board of Directors elected to change the fiscal year end of the Company to December 31, effective immediately. This was completed as a result of two pending acquisitions of foreign companies, both of which had December 31, as their fiscal year end. As a result of this change, the accompanying financial statements include the six months of Pegasus from July 1, 2005 through December 31, 2005.

On December 22, 2005, the Company acquired 51% of AMAX Engineering Corp. and AMAX Information Technology, Inc. On December 29, 2005, the Company acquired 51% of Cnet Technology, Inc. Pursuant to the acquisition agreement, financial statement consolidation began on January 1, 2006. On January 19, 2006, the Company acquired 51% of SKI Technology, Inc. Pursuant to the acquisition agreement, financial statement consolidation began on January 1, 2006.

Principles of Consolidation. The consolidated financial statements include the accounts of Pegasus Wireless Corp. and its wholly owned and majority owned subsidiaries. All inter-company balances and transactions have been eliminated.

Significant Acquisitions. On December 22, 2005, the Company acquired 51% of AMAX Engineering Corp. and AMAX Information Technology, Inc., (collectively "AMAX"), California corporations headquartered in Fremont, California. The Company paid $4,000,000 in cash and 838,454 shares of the Company's common stock, valued at $4,000,000, or $4.77 per share. The share valuation was based on 66% of the average closing price for the preceding 30 trading days, as per the acquisition agreement. The cash portion of the AMAX transaction was provided by the sale of 571,429 shares of restricted common stock of the Company to Jasper Knabb, President of Pegasus, in exchange for $4,000,000 in cash, or $7.00 per share. AMAX has distinguished and established itself as a global leader in providing technology to all levels of the marketplace. As an ISO-9001 certified corporation, AMAX manufactures and markets innovative server, industrial, workstation, storage & clustering systems to meet the most stringent of quality requirements.

On December 29, 2005, the Company acquired 51% of Cnet Technology, Inc., ("Cnet"), a Cayman Islands corporation headquartered in Taipei, Taiwan. The Company paid $1,000,000 in cash. The acquisition was financed by a purchase of 222,222 restricted shares of Pegasus Wireless Corporation's common stock by Jasper Knabb, the Company's President, in exchange for $2,000,000 in cash, or $9.00 per share. The additional $1 million cash will be used to obtain raw materials to begin the manufacturing of Pegasus Wireless' products that will be available for distribution within thirty days. CNet Technology, Inc. has been a leader in designing and manufacturing high-speed, cost-effective solutions for the worldwide networking and communications market. Their unique combination of sales and assembly has allowed for CNet to support a vast array of wireless demands, from the small and home offices to the vast enterprise systems that span multiple locations. Pegasus has been outsourcing the manufacturing its wireless products through various venues around the world, and now can manufacture its products in a centralized controlled environment that will greatly enhance the speed and volume of their product output.

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Significant Acquisitions, continued. On January , 2006, the Company acquired 51% of SKI Technologies, Inc., ("SKI"), a Taiwanese corporation headquartered in Taipei, Taiwan. The Company paid $650,000 in cash and issued 142,735 shares of restricted common stock, valued at $650,000, or $4.55 per share. The acquisition was financed by a purchase of 200,000 restricted shares of Pegasus Wireless Corporation's common stock by Jasper Knabb, the Company's President, in exchange for $2,000,000 in cash, or $10.00 per share. Under the terms of the acquisition agreement, SKI must meet certain revenue from sales to third parties. If SKI does not meet these requirements, Pegasus has the right to receive additional shares of SKI, without additional consideration, in direct proportion to the revenue shortfall.

Cash Equivalents. For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Revenue Recognition. The Company recognizes revenue from product sales when units are shipped, provided no significant obligation remains and collection is probable.

Inventory. The Company values its inventory at the lower of cost or market, cost determined using the standard cost method. The Company also utilizes the reserve method to account for slow moving and obsolete inventory. The reserve for inventory obsolescence was $656,000 at March 31, 2006 and December 31, 2005, respectively.

Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

Income (Loss) Per Share. Income (loss) per share is computed using the Weighted Average Number of common shares outstanding during the fiscal year. Fully diluted includes all common shares that would be required to be issued as a result of various convertible instruments at their stated conversion rates using December 31, 2005, closing market price of the underlying common stock.

Concentration of Credit Risk. The Company extends credit, based on the evaluation of each customer's financial condition, and generally requires no collateral from its customers. Credit losses, if any have been provided for in the financial statements and have been generally within management's expectations. During the years ending and at June 30, 2005 and 2004, the Company had deposits in banks in excess of the FDIC insurance limit.

Intangibles. Goodwill in the amount of 7,103,207 was recorded as a result of the acquisitions of AMAX, Cnet and SKI. The Company will evaluate this asset periodically to determine impairment, if any.

Property and Equipment. All property and equipment is recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $133,861 and $26,619 for the three months ended March 31, 2006 and 2005, respectively.

Research & Development. Research and development costs are expensed in the period incurred.

Interim financial information. The financial statements for the three months ended March 31, 2006 and 2005, are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year's results.

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements


NOTE 3.  ACCOUNTS RECEIVABLE

The Company uses the allowance method to account for its doubtful accounts. The allowance for doubtful accounts is based on management's estimates. Accounts receivable consist of the following:


                                         March 31, 2006     December 31, 2005
                                      -----------------    ------------------
Trade accounts receivable             $       8,949,016    $        6,682,506
Allowance for doubtful accounts                (17,061)               (5,700)
                                      -----------------    ------------------

Total                                 $       8,931,955    $        6,676,806
                                      =================    ==================


NOTE 4.  INVENTORY

The Company values its inventory at the lower of cost or market, cost determined using the standard cost method. The Company also utilizes the reserve method to account for slow moving and obsolete inventory. Inventory consists of the following:


                                       March 31, 2006       December 31, 2005
                                      -----------------    ------------------
Inventory                             $       6,641,772    $        7,609,522
Less: Reserve for obsolescence                (656,602)           (1,041,248)
                                      -----------------    ------------------

Total                                 $       5,985,170    $        6,568,274
                                      =================    ==================


NOTE 5.   STOCKHOLDERS' EQUITY

The authorized capital stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.0001 and 20,000,000 shares of preferred stock with a par value of $0.0001. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. There were 75,153,859 and 71,569,039 shares of common stock outstanding at March 31, 2006 and December 31, 2005, respectively.

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

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements


NOTE 5.  STOCKHOLDERS' EQUITY, (Continued)

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

In the first quarter 2006, the Company issued 3,623,085 shares, inclusive of forward split shares, as a direct result of stockholders being unable to get their Homeskills share certificates from their brokerage house holdings until this time in order to complete the exchange.

In January 2006, the Company issued 200,000 shares of restricted common stock to the President of the Company in exchange for $2,000,000 in cash , valued at $10.00 per share. In January 2006, the Company issued 142,735 shares of restricted common stock to complete the acquisition of SKI, valued at $650,000, or $4.55 per share.

In March 2006, The sellers of AMAX returned 381,000 shares to the Company, bringing their per share value to $8.75 per share, or the market closing price the day before the acquisition was closed.


NOTE 6.  NOTES PAYABLE

The Company is obligated for four vehicle loans, totaling $54,888, $47,154, $45,623 and $14,709. The loans call for monthly payments of $1,523, $955, $1,347 and $416 and they mature in 2008, 2010, 2008 and 2009. They bear interest at 6%, 5.6%, 5.95% and 2.9%.


NOTE 7.  OPERATING LEASES

The Company leases several operating facilities and various equipment from third parties under various operating leases expiring in various years through 2013.

Future minimum lease payments for the remaining lease term are as follows:


        2006                          $  1,637,528
        2007                             1,123,318
        2008                             1,009,173
        2009                             1,009,173
        2010                             1,009,173
        Thereafter                       2,775,227
                                      ------------
        Total                         $  8,563,592
                                      ============


NOTE 8 - INCOME TAXES

The Company accounts for its income taxes under the asset and liability approach, whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities.

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements



NOTE 9 - DEFINED CONTRIBUTION PLAN

The Company maintains a voluntary defined contribution plan, covering eligible employees. Participating employees may elect to defer and contribute a percentage of their compensation to the plan. The Company did not make any contributions to the plan for the periods ended March 31, 2006 and December 31, 2005.


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


NOTE 12 - LINE OF CREDIT

The Companies has a line of credit agreement with a bank, which allows the Company to borrow up to $5,000,000. Outstanding balances bear interest at the lender's prime rate and are collateralized by inventory, accounts receivable and property and equipment. The credit facility requires the Companies to maintain certain financial ratios and comply with certain covenants. This agreement was renewed in April, 2005, and now expires in June 2006.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

     The revenues for the three months ended March 31, 2006, $23,061,900, increased 2,971% over the same quarter of 2005, $750,800, and 40% over the fourth quarter of 2005, $16,514,500. Our revenue growth is primarily attributable the acquisitions of our subsidiaries. The first quarter 2006 was principally a transition quarter for us. We began with the relocation of our staff of engineers from our original headquarters office to the facilities occupied by our new subsidiary, AMAX. In addition, our two new manufacturing subsidiaries completed test manufacturing runs of a mix of our products.

     We expect to continue revenue growth, although not at the pace we would like to record until we have had sufficient time to build our inventory of finished goods to the levels needed to ensure delivery to our existing and potential customers in a timely fashion.

     Our gross profit for the three months ended March 31, 2006, $2,077,500, 9%, increased 542% over the same quarter of 2005, $323,700, 43%, and 38.6% over the fourth quarter of 2005, $1,499,000, 9%. A portion of our revenue growth consisted of product with a lower gross margin than we are normally accustomed to.

     We expect to see our gross profit percentage to begin to return to our accustomed level as the sales of our products manufactured in our own plants increase.

     Our operating expenses for the three months ended March 31, 2006, $1,775,700, increased 170% over the same quarter of 2005, $656,700, and 15% over the fourth quarter of 2005, $1,543,500. The increase over the first quarter 2005, is principally attributable to the addition of our three new subsidiaries.

     Our operating profit for the three months ended March 31, 2006, $301,800, increased 191% over the same quarter of 2005, ($333,000), and 778% over the fourth quarter of 2005, ($44,500). Our operating profit growth is principally attributable to our revenue growth passing our breakeven point.

     Our net profit for the three months ended March 31, 2006, $229,700, increased 169% over the same quarter of 2005, ($334,900), and 200% over the fourth quarter of 2005, ($240,000). Our net profit growth is principally attributable to our revenue growth passing our breakeven point.

Liquidity and Capital Resources

     At March 31, 2006 and December 31, 2005, respectively, the Company had working capital of approximately $7,295,000 and $4,704,000.


Net Operating Loss Carry-forwards

     The Company has net operating loss carry-forwards of $13,424,100, expiring beginning June 30, 2008. We have begun reporting a profit on a consistent basis. As long as this trend continues we will evaluate reducing our reserve for our income tax asset.

Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward- looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In the first quarter 2006, the Company issued 3,623,085 shares, inclusive of forward split shares, as a direct result of stockholders being unable to get their Homeskills share certificates from their brokerage house holdings until this time in order to complete the exchange.

     In January 2006, the Company issued 200,000 shares of restricted common stock to the President of the Company in exchange for $2,000,000 in cash , valued at $10.00 per share. In January 2006, the Company issued 142,735 shares of restricted common stock to complete the acquisition of SKI, valued at $650,000, or $4.55 per share.

     In March 2006, The sellers of AMAX returned 381,000 shares to the Company, bringing their per share value to $8.75 per share, or the market closing price the day before the acquisition was closed.


ITEM 3. DEFAULTS IN SENIOR SECURITIES

     None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the quarter ending March 31, 2005, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise. +

ITEM 5. OTHER INFORMATION

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

Exhibit No.             Description
----------------------------------------------------------------------

31.1    *   Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2    *   Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1    *   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2    *   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
-------------------
* Filed herewith


     (b) During the quarter we filed the following Forms 8-K:

          03/28/06 - To report that the sellers of AMAX returned 381,000 shares that they had received in conjunction with the 12/19/05 acquisition.

          03/10/06 - To attach press released that date.

          01/25/06 - To report the closing of the acquisition of SKI with the purchase agreement and financials.

          01/19/06 - To attach press released that date.

          01/18/06 - To report the addition of new directors, amendment to the By Laws and the adoption of the Audit Committee charter.

          01/09/06 - To report the closing of the acquisition of Cnet with the purchase agreement and financials.

                                   SIGNATURES



         In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                             Pegasus Wireless Corp.


Dated: May 8, 2006


                                    By:      /s/ Stephen Durland
                                            ---------------------------
                                            Stephen Durland
                                            Chief Financial Officer