Form 10QSB
period 2006-06-30
PEGASUS WIRELESS CORP
filed 2006-07-25
CIK 1126752

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2006

Commission file no.: 000-32567

                             PEGASUS WIRELESS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



      Nevada                            000-32567                52-2273215
--------------------------------------------------------------------------------
(State or other jurisdiction    (Commission File Number)       (IRS Employer
 of incorporation)                                           Identification No.)


 1565 Reliance Way, Freemont, CA                                   94539
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (510) 490-8288


                      48499 Milmont Dr., Freemont, CA 94538
--------------------------------------------------------------------------------
         (Former name or former address, if changed since last report.)


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

      Yes  [X]       No  [_]


     As of June 30, 2006, there were 78,683,859 shares of voting stock of the registrant issued and outstanding.

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

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                             PEGASUS WIRELESS CORP.
                           Consolidated Balance Sheets

                                                                     June 30, 2006      December 31, 2005
                                                                   ------------------ -------------------
                                                                    (Unaudited)
                ASSETS
CURRENT ASSETS
  Cash and equivalents                                             $        2,131,135 $         1,079,588
  Accounts receivable, net of reserve of $17,043 and $5,700                12,141,452           6,676,806
  Inventory, net of reserve of $656,602 and $1,041,248                      5,966,003           6,568,274
  Prepaid expenses and other current assets                                   352,221              81,186
                                                                   ------------------ -------------------
          Total current assets                                             20,590,812          14,405,854
                                                                   ------------------ -------------------
PROPERTY AND EQUIPMENT
  Land                                                                        422,159                   0
  Buildings                                                                   152,470                   0
  Computers and equipment                                                   1,253,522           1,054,156
  Machinery and equipment                                                   2,673,546             320,685
  Office furniture, fixtures and equipment                                    974,749             974,749
  Vehicles                                                                    617,287             602,254
  Leasehold improvements                                                      468,929             470,645
                                                                   ------------------ -------------------
    Total Property and Equipment                                            6,562,662           3,422,489
        Less accumulated depreciation                                      (4,054,775)         (2,879,463)
                                                                   ------------------ -------------------
          Net property and equipment                                        2,507,887             543,026
                                                                   ------------------ -------------------
OTHER ASSETS
  Investment in unconsolidated subsidiary                                           0           1,000,000
  Goodwill                                                                  7,103,207           5,469,609
  Deposits and other assets                                                 1,804,630           1,471,243
                                                                   ------------------ -------------------
          Total other assets                                                8,907,837           7,940,852
                                                                   ------------------ -------------------
Total Assets                                                       $       32,006,536 $        22,889,732
                                                                   ================== ===================
        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                $        7,773,958 $         5,929,969
   Accrued expenses                                                         5,669,102           3,627,513
   Accrued income taxes payable                                                     0              94,504
   Customer deposits                                                           11,641               3,481
   Current portion of long-term debt                                           49,443              46,268
                                                                   ------------------ -------------------
          Total current liabilities                                        13,504,144           9,701,735
                                                                   ------------------ -------------------
LONG-TERM DEBT
   Notes payable                                                              468,920             116,105
                                                                   ------------------ -------------------
          Total long-term debt                                                468,920             116,105
                                                                   ------------------ -------------------
Total Liabilities                                                          13,973,064           9,817,840
                                                                   ------------------ -------------------
Minority interest in consolidated subsidiary                                3,559,702           2,545,156
                                                                   ------------------ -------------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized 10,000,000
      shares; none issued and outstanding                                           0                   0
   Common stock, $0.0001 par value, authorized 100,000,000
      shares; 78,683,859 and 71,569,039 issued and
      outstanding shares                                                        7,868               7,157
   Additional paid-in capital                                              38,313,732          24,923,443
   Subscription receivable                                                (10,741,000)           (750,000)
   Accumulated comprehensive income (loss)                                     83,761                (104)
   Accumulated deficit                                                    (13,190,591)        (13,653,760)
                                                                   --------------------------------------
          Total stockholders' equity (deficiency)                          14,473,770          10,526,736
                                                                   ------------------ -------------------
Total Liabilities and Stockholders' Equity (Deficiency)            $       32,006,536 $        22,889,732
                                                                   ================== ===================

     The accompanying notes are an integral part of the financial statements

                             PEGASUS WIRELESS CORP.
                      Consolidated Statements of Operations
                       Three and Six Months Ended June 30,
                                   (Unaudited)

                                                                  Three Months Ended June 30,   Six Months Ended June 30,
                                                                 ---------------------------- ----------------------------
                                                                      2006          2005           2006          2005
                                                                 --------------- ------------- -------------- -------------
REVENUES                                                         $    25,409,739 $     562,202 $   48,471,632 $   1,313,016
COST OF SALES                                                         22,895,519       297,889     43,879,905       724,978
                                                                 --------------- ------------- -------------- -------------
          Gross Margin                                                 2,514,220       264,313      4,591,727       588,038
                                                                 =============== ============= ============== =============
OPERATING EXPENSES:
   General and administrative expenses                                 1,086,564     1,198,359      2,051,132     1,252,726
   Selling and marketing expenses                                        733,488        50,408      1,410,802       100,858
   Depreciation and amortization                                         132,459        25,680        266,320        52,299
                                                                 --------------- ------------- -------------- -------------
          Total expenses                                               1,952,511     1,274,447      3,728,254     1,405,883
                                                                 --------------- ------------- -------------- -------------
                Income (Loss) from operations                            561,709    (1,010,134)       863,473      (817,845)
                                                                 --------------- ------------- -------------- -------------
OTHER INCOME (EXPENSE):
   Other income                                                           19,642         4,826         42,128        10,379
   Interest expense                                                       (3,953)            0         (8,364)       (7,415)
   Other expense                                                               0             0        (14,390)            0
                                                                 --------------- ------------- -------------- -------------
          Total other income (expense)                                    15,689         4,826         19,374         2,964
                                                                 --------------- ------------- -------------- -------------
Net income (loss) before income tax (credit) and
 minority interest                                                       577,398    (1,005,308)       882,847      (814,881)
   Income tax (credit)                                                         0             0              0           800
   Minority interest in consolidated subsidiary
 income (loss)                                                          (329,535)            0       (419,678)            0
                                                                 --------------- ------------- -------------- -------------
Net income (loss)                                                        247,863    (1,005,308)       463,169      (815,681)
Other comprehensive income (loss)
   Foreign currency translation gain (loss)                                                  0                            0
                                                                 --------------- ------------- -------------- -------------
Comprehensive income (loss)                                      $       247,863 $  (1,005,308)$      463,169 $    (815,681)
                                                                 =============== ============= ============== =============
Income (loss) per weighted average common share - basic          $          0.01 $      ( 0.02)$         0.01 $      ( 0.02)
                                                                 =============== ============= ============== =============
Income (loss) per weighted average common share - fully diluted  $          0.01 $      ( 0.02)$         0.01 $      ( 0.02)
                                                                 =============== ============= ============== =============
Number of weighted average common shares outstanding-basic            75,231,441    48,373,986     75,098,186    48,373,986
                                                                 =============== ============= ============== =============
Number of weighted average common shares outstanding-diluted          76,431,441    55,333,986     76,298,186    55,333,986
                                                                 =============== ============= ============== =============



     The accompanying notes are an integral part of the financial statements

                                              PEGASUS WIRELESS CORP.
                           Consolidated Statements of Stockholders' Equity (Deficiency)


                           Number of   Number of                                   Add'l.      Stock                       Total
                           Shares -    Shares -       Amount -      Amount -      Paid-in    Subscript     Accumulated Stockholders'
                           Preferred   Common       Preferred       Common       Capital    Receivable       Deficit       Equity
                          ----------- ----------  ------------  ------------  ------------ -------------  ------------  -----------
BEGINNING BALANCE,
June 30, 2003              15,295,206  5,124,784  $ 12,663,209  $    108,538  $          0 $           0  $(12,021,481) $   750,266

Comm stk issued for cash            0    307,692             0       200,000             0             0             0      200,000
Comm stk issued for svcs            0    212,811             0       108,327             0             0             0      108,327
   Net loss                         0          0             0             0             0             0      (988,861)    (988,861)
                          ----------- ----------  ------------  ------------  ------------ -------------  ------------  -----------

BALANCE, June 30, 2004     15,295,206  5,645,287    12,663,209       416,865             0             0   (13,010,342)      69,732
                          =========== ==========  ============  ============  ============ =============  ============  ===========

Pfd converted to common   (15,295,206)16,764,705   (12,663,209)   12,663,209             0             0                          0
Recapitalization                    0  8,000,000             0   (13,077,032)   14,102,416             0             0    1,025,384
Acquisition of subsidiary           0  3,000,000             0           300             0             0             0          300
Recapitalization                    0  1,439,768             0           144       799,670             0             0      799,814
    Net loss                        0          0             0             0             0             0      (672,796)    (672,796)
                          ----------- ----------  ------------  ------------  ------------ -------------  ------------  -----------

BALANCE, June 30, 2005              0 34,849,760             0         3,486    14,902,086             0   (13,683,138)   1,222,434
Exercise of employee stock
options                             0    118,708             0            11        25,017             0             0       25,028
Two for one forward split           0 34,968,466             0         3,497        (3,497)            0             0            0
Common stk issued for cash          0    571,429             0            57     3,999,943             0             0    4,000,000
Comm stk issued - acquisit          0    838,454             0            84     3,999,916             0             0    4,000,000
Common stk issued for cash          0    222,222             0            22     1,999,978      (750,000)             0    1,250,000
Comprehensive inc/loss              0          0             0             0             0             0          (104)        (104)
    Net income                      0          0             0             0             0             0        29,378       29,378
                          ----------- ----------  ------------  ------------  ------------ -------------  ------------  -----------
Balance, December 31, 2005          0 71,569,039             0         7,157    24,923,443     (750,000)   (13,653,864)  10,526,736
Recap shares issued                 0  3,623,085             0           362          (362)            0             0            0
Receipt of subs receivable          0          0             0             0             0       750,000             0      750,000
Common stk issued for cash          0    200,000             0            20  1,999,980                0             0    2,000,000
Comm stk issued-acquisition         0    142,735             0            14       649,986             0             0      650,000
Acquisition shs returned            0   (381,000)            0           (38)           38             0             0            0
Common stk issued for cash          0  1,250,000             0           125     9,999,875  (10,000,000)             0            0
Common stk opt exercised            0  2,280,000             0           228       740,772     (741,000)             0            0
Comprehensive inc/loss              0          0             0             0             0             0        83,865       83,865
    Net income                      0          0             0             0             0             0       463,169      463,169
                          ----------- ----------  ------------  ------------  ------------ -------------  ------------  -----------
Ending Balance, June 30,
2006 (unaudited)                    0 78,683,859  $          0  $      7,868    38,313,732  (10,741,000)  $(13,106,830) $14,473,770
                          =========== ==========  ============  ============  ============ =============  ============  ===========



     The accompanying notes are an integral part of the financial statements

                             PEGASUS WIRELESS CORP.
                      Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)

                                                                                       2006                 2005
                                                                                ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $          463,169   $         (814,081)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                         266,320               52,299
     Change in inventory reserve                                                                 0                    0
      Minority interest in net income (loss) of consolidated subsidiary                    499,678                    0
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                         (3,990,232)             197,739
     (Increase) decrease in inventory                                                      717,016              (40,155)
     (Increase) decrease in prepaid expenses                                               (40,541)               4,038
     (Increase) decrease in deposits and other assets                                     (599,983)                   0
     Increase (decrease) in accounts payable                                             2,426,218              (30,772)
     Increase (decrease) in accrued expenses                                               824,873              375,645
     Increase (decrease) in other current liabilities                                       (5,468)                   0
     Increase (decrease) in accrued income taxes payable                                  (613,447)                   0
     Increase (decrease) in customer deposits                                                7,239               (1,591)
                                                                                ------------------   ------------------
Net cash  provided (used) by operating activities                                          (45,158)            (256,878)
                                                                                ------------------   ------------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                    (50,955)                   0
     Cash paid for acquisitions                                                           (650,000)                   0
     Sale/retirement of fixed assets                                                        38,996                    0
                                                                                ------------------   ------------------
Net cash provided (used) by investing activities                                          (661,959)                   0
                                                                                ------------------   ------------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Cash acquired in acquisition/reorganization                                           687,618              828,931
     Proceeds from loans                                                                         0                    0
     Repayment of loans                                                                    (10,844)            (561,464)
     Issuance of common stock for cash                                                   1,000,000                    0
                                                                                ------------------   ------------------
Net cash provided by financing activities                                                1,676,774              267,467
                                                                                ------------------   ------------------
Net increase (decrease) in cash and equivalents                                            969,657               10,589

Effect of exchange rates on cash                                                            81,890                    0
                                                                                ------------------   ------------------
CASH and equivalents, beginning of period                                                1,079,588              828,931
                                                                                ------------------   ------------------
CASH and equivalents, end of period                                             $        2,131,135   $          839,520
                                                                                ==================   ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                           $            8,364   $           61,464
                                                                                ==================   ==================
Income taxes paid in cash                                                       $          245,808   $                0
                                                                                ==================   ==================
Non-Cash Financing Activities:
  Issuance of common stock to effect acquisition                                $          650,000   $                0
                                                                                ==================   ==================
  Issuance of common stock for subscription receivable                          $       10,000,000   $                0
                                                                                ==================   ==================
  Issuance of common stock for option exercise - cash receivable                $          741,000   $                0
                                                                                ==================   ==================


     The accompanying notes are an integral part of the financial statements

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements
                   (Information with regard to the six months
                   ended June 30, 2006 and 2005 is unaudited)

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - On December 22, 2005 the Board of Directors elected to change the fiscal year end of the Company to December 31, effective immediately. This was completed as a result of two pending acquisitions of foreign companies, both of which had December 31 as their fiscal year end.

On December 22, 2005, the Company acquired 51% of AMAX Engineering Corp. and AMAX Information Technology, Inc. Pursuant to the acquisition agreement, financial statement consolidation began on October 1, 2005. On December 29, 2005, the Company acquired 51% of Cnet Technology, Inc. Pursuant to the acquisition agreement, financial statement consolidation began on January 1, 2006. On January 19, 2006, the Company acquired 51% of SKI Technology, Inc. Pursuant to the acquisition agreement, financial statement consolidation began on January 1, 2006.

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

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Significant Acquisitions, continued - On December 29, 2005, the Company acquired 51% of Cnet Technology, Inc., ("Cnet"), a Cayman Islands corporation headquartered in Taipei, Taiwan. The Company paid $1,000,000 in cash. The acquisition was financed by a purchase of 222,222 restricted shares of Pegasus Wireless Corporation's common stock by Jasper Knabb, the Company's President, in exchange for $2,000,000 in cash, or $9.00 per share. The additional $1 million cash will be used to obtain raw materials to begin the manufacturing of Pegasus Wireless' products that will be available for distribution within thirty days. CNet Technology, Inc. has been a leader in designing and manufacturing high-speed, cost-effective solutions for the worldwide networking and communications market. Their unique combination ofsales and assembly has allowed for CNet to support a vast array of wireless demands, from the small and home offices to the vast enterprise systems that span multiple locations. Pegasus has been outsourcing the manufacturing its wireless products through various venues around the world, and now can manufacture its products in a centralized controlled environment that will greatly enhance the speed and volume of their product output.

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

Inventory - The Company values its inventory at the lower of cost or market, cost determined using the standard cost method. The Company also utilizes the reserve method to account for slow moving and obsolete inventory. The reserve for inventory obsolescence was $656,000 at June 30, 2006 and December 31, 2005, respectively.

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

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Concentration of Credit Risk - The Company extends credit, based on the evaluation of each customer's financial condition, and generally requires no collateral from its customers. Credit losses, if any have been provided for in the financial statements and have been generally within management's expectations. During the six months and year ending and at June 30, 2006 and December 31, 2005, the Company had deposits in banks in excess of the FDIC insurance limit.

Intangibles - Goodwill in the amount of 7,103,207 was recorded as a result of the acquisitions of AMAX, Cnet and SKI. The Company will evaluate this asset periodically to determine impairment, if any.

Property and Equipment - All property and equipment is recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $266,320 and $52,299 for the six months ended June 30, 2006 and 2005, respectively.

Research & Development - Research and development costs are expensed in the period incurred.

Interim financial information - The financial statements for the six months ended June 30, 2006 and 2005, are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year's results.


NOTE 3 - ACCOUNTS RECEIVABLE

The Company uses the allowance method to account for its doubtful accounts. The allowance for doubtful accounts is based on management's estimates. Accounts receivable consist of the following:

                                        June 30, 2006       December 31, 2005
                                      -----------------    ------------------
Trade accounts receivable             $      12,158,495    $        6,682,506
Allowance for doubtful accounts                (17,043)               (5,700)
                                      -----------------    ------------------

Total                                 $      12,141,452    $        6,676,806
                                      =================    ==================

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements

NOTE 4 - INVENTORY

The Company values its inventory at the lower of cost or market, cost determined using the standard cost method. The Company also utilizes the reserve method to account for slow moving and obsolete inventory. Inventory consists of the following:

                                      June 30, 2006        December 31, 2005
                                    ------------------    -------------------
Inventory                           $        6,622,605    $         7,609,522
Less: Reserve for obsolescence               (656,602)            (1,041,248)
                                    ------------------    -------------------

Total                               $        5,966,003    $         6,568,274
                                    ==================    ===================


NOTE 5 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.0001 and 20,000,000 shares of preferred stock with a par value of $0.0001. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. There were 78,683,859 and 71,569,039 shares of common stock outstanding at June 30, 2006 and December 31, 2005, respectively.

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

In the first quarter 2006, the Company issued 3,623,085 shares, inclusive of forward split shares, as a direct result of stockholders being unable to get their Homeskills share certificates from their brokerage house holdings until this time in order to complete the exchange. In January 2006, the Company issued 200,000 shares of restricted common stock to the President of the Company in exchange for $2,000,000 in cash , valued at $10.00 per share. In January 2006, the Company issued 142,735 shares of restricted common stock to complete the acquisition of SKI, valued at $650,000, or $4.55 per share. In March 2006, the sellers of AMAX returned 381,000 shares to the Company, bringing their per share value to $8.75 per share, or the market closing price the day before the acquisition was closed. On June 28, 2006, the Company issued 1,250,000 shares of restricted common stock to the President of the Company in exchange for $10,000,000 in cash subscription receivable , valued at $8.00 per share. On June 28, 2006, the President and CFO of the Company exercised their options, (granted in June 2004), for shares amounting to 1,200,000 and 1,080,000, respectively. The cash exercise price of these options was $0.325 per share, for a total of $390,000 and $351,000, respectively.

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements

NOTE 6 - NOTES PAYABLE

The Company is obligated for four vehicle loans, totaling $54,888, $47,154, $45,623 and $14,709. The loans call for monthly payments of $1,523, $955, $1,347 and $416 and they mature in 2008, 2010, 2008 and 2009. They bear interest at 6%, 5.6%, 5.95% and 2.9%.


NOTE 7 - INCOME TAXES

The Company accounts for its income taxes under the asset and liability approach, whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities.


NOTE 8 - DEFINED CONTRIBUTION PLAN

The Company maintains a voluntary defined contribution plan, covering eligible employees. Participating employees may elect to defer and contribute a percentage of their compensation to the plan. The Company did not make any contributions to the plan for the periods ended June 30, 2006 and December 31, 2005.


NOTE 9 - OPERATING LEASES

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
                              ========================


NOTE 10 - STOCK OPTION PLAN

In 1995 the Company established an Incentive Stock Option Plan. This plan provides for the granting of incentive stock options and non-statutory stock options to employees, directors and consultants at 110% of the fair market value on the date of the grant. The options to employees vest ratably over a four-year period. The Company has authorized 3,640,000 post-split shares of common stock options. There were 1,181,584 and 1,419,000 post-split options outstanding at December 31, 2005 and June 30, 2005, respectively.

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements

NOTE 11 - STOCK OPTION PLAN FOR OFFICERS

The Company's President and CFO elected in July 2004 to accept stock options in lieu of cash compensation for a period of two years, beginning in July 2004. The Chairman also elected to receive his performance based bonus for a period of two years in stock options as well. For the two years the Chairman and President are to receive 1,200,000 post-split options and the CFO 1,080,000 post-split options. All of these options are one share per option and carry a post-split exercise price of $0.325 per share. These options also carry a cash-less exercise option if elected by the officer at exercise, if the market price of the Company's common stock is at least $3.25 per share at the time of exercise, the officer can elect to return shares, to the Company in lieu of cash payment. These options are exercisable at any time after the Company's share price exceeds $2.50 per share for a full quarter, and can be exercised cash-lessly on a pro-rata basis. The performance requirement for the Chairman for year one is:
a) eliminate all debt, b) take the operating company public and c) reduce the operating company loss by 40%; and for year two to double the Company's base revenue. If the expenses related to taking the operating company public are excluded, the Chairman met the requirements for the first year. On June 28, 2006, the President and CFO of the Company exercised their options, for shares. The cash exercise price was $390,000 and $351,000, respectively.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Results of Operations

     The revenues for the six months ended June 30, 2006 were $48,471,600 which represented an increase of 3,592% over the $1,313,000 of the same period of 2005.

     Revenue growth is primarily attributable the strong organic sales growth. The second quarter 2006 was a continuation of the transition process for us. We began with the relocation of our staff of engineers from our original headquarters office to the facilities occupied by our new subsidiary, AMAX. We have initiated a corporate wide re-branding effort and have taken steps to consolidate our sales force. These efforts will create efficiencies, give us a common look and voice, and increase sales opportunities for existing products. In addition, our two new manufacturing subsidiaries began tooling for our new products and plan to begin first production the third quarter of this year.

     Our gross profit for the six months ended June 30, 2006 was $4,591,700, representing an increase of 680% over the $588,000 of the same period of 2005. A portion of our revenue growth consisted of product with a lower gross margin than we are normally accustomed to.

     Gross profit percentage is expected to return to our accustomed level as the we begin focusing on sales of our new products manufactured in our own plants increase and the new channels these products will be sold through.

     Our operating expenses for the six months ended June 30, 2006 were $3,728,300, which represented an increase of 165% over the $1,405,900 of the same quarter of 2005. The increase over 2005, is principally attributable to the addition of our three new subsidiaries.

     Our operating profit for the six months ended June 30, 2006, was $863,500, representing an increase of 206% over the loss of $817,800 for the same period of 2005. Our operating profit growth is principally attributable to our revenue growth passing our breakeven point.

     Our net profit for the six months ended June 30, 2006 was $463,200, representing an increase of 157% over the loss of $814,100 for the same period of 2005. Our net profit growth is principally attributable to our revenue growth passing our breakeven point.

FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

Results of Operations

     The revenues for the three months ended June 30, 2006, were $25,409,700, an increase of 4,420% over the $562,200 of the same quarter of 2005, and 10% over the $23,061,900 of the first quarter of 2006.

     Revenue growth is primarily attributable the strong organic sales growth. The second quarter 2006 was a continuation of the transition process for us. We began with the relocation of our staff of engineers from our original headquarters office to the facilities occupied by our new subsidiary, AMAX. We have initiated a corporate wide re-branding effort and have taken steps to consolidate our sales force. These efforts will create efficiencies, give us a common look and voice, and increase sales opportunities for existing products. In addition, our two new manufacturing subsidiaries began tooling for our new products and plan to begin first production the third quarter of this year.

     Our gross profit for the three months ended June 30, 2006, was $2,514,200, an increase of 851% over the $264,300 of the same quarter of 2005, and 21% over the $2,077,500 of the first quarter of 2006. A portion of our revenue growth consisted of product with a lower gross margin than we are normally accustomed to. We have begun to see an increase in our gross profit percentage when comparing the second quarter to the first quarter 2006.

     Gross profit percentage is expected to return to our accustomed level as the we begin focusing on sales of our new products manufactured in our own plants increase and the new channels these products will be sold through.

     Our operating expenses for the three months ended June 30, 2006, were $1,952,500, representing an increase of 53% over the $1,274,400 of the same quarter of 2005, and 10% over the first quarter of 2006, $1,775,700. The increase over the second quarter 2005, is principally attributable to the addition of our three new subsidiaries. The increase over the first quarter
2006, is principally attributable to development of new products and the manufacturing tooling costs for the WiJet.e.

     Our operating profit for the three months ended June 30, 2006, was $577,400, an increase of 157% over the loss of $1,005,300 for the same quarter of 2005, and 91% over the $301,800 of the first quarter of 2006. Our operating profit growth is principally attributable to our revenue growth passing our breakeven point.

     Our net profit for the three months ended June 30, 2006, was $247,900, an increase of 125% over the $1,005,308 loss of the same quarter of 2005, and 8% over the $229,700 profit of the first quarter of 2006. Our net profit growth is principally attributable to our revenue growth passing our breakeven point.

Liquidity and Capital Resources

     At June 30, 2006 and December 31, 2005, respectively, the Company had working capital of approximately $7,087,000 and $4,704,000. The Company also has a bank line of credit in the amount of $5,000,000. The Company has not drawn on this line.

Net Operating Loss Carry-forwards

     The Company has net operating loss carry-forwards of $13,190,600, expiring beginning June 30, 2008. We have begun reporting a profit on a consistent basis. As long as this trend continues we will evaluate reducing our reserve for our income tax asset.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In the first quarter 2006, the Company issued 3,623,085 shares, inclusive of forward split shares, as a direct result of stockholders being unable to get their Homeskills share certificates from their brokerage house holdings until this time in order to complete the exchange. In January 2006, the Company issued 200,000 shares of restricted common stock to the President of the Company in exchange for $2,000,000 in cash, valued at $10.00 per share. In January 2006, the Company issued 142,735 shares of restricted common stock to complete the acquisition of SKI, valued at $650,000, or $4.55 per share. In March 2006, The sellers of AMAX returned 381,000 shares to the Company, bringing their per share value to $8.75 per share, or the market closing price the day before the acquisition was closed.

     On June 28, 2006, the Company issued 1,250,000 shares of restricted common stock to the President of the Company in exchange for $10,000,000 in cash subscription receivable , valued at $8.00 per share. On June 28, 2006, the President and CFO of the Company exercised their options, (granted in June
2004), for shares amounting to 1,200,000 and 1,080,000, respectively. The cash exercise price of these options was $0.325 per share, for a total of $390,000 and $351,000, respectively.


ITEM 3. DEFAULTS IN SENIOR SECURITIES

     None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the quarter ending June 30, 2006, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


ITEM 5. OTHER INFORMATION

     None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
----------- -----------------------------------------------------------

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

* Filed herewith


     (b) During the quarter we filed the following Forms 8-K:

     06/28/06 - To report the sale of 1,250,000 shares of restricted common stock to the Company's President in exchange for $10,000,000.

     06/06/06 - To report the addition of R. Scott Rosenberger as COO.

     04/19/06 - To report the approval of and beginning date of trading on NASDAQ's NMS.




                                   SIGNATURES


     In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                             Pegasus Wireless Corp.

Dated: July 24, 2006

                                    By:      /s/ Stephen Durland
                                            ---------------------------
                                            Stephen Durland
                                            Chief Financial Officer