Form 10QSB
period 2006-09-30
PEGASUS WIRELESS CORP
filed 2006-11-22
CIK 1126752

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2006

Commission file no.: 000-32567

                             PEGASUS WIRELESS CORP.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


Nevada                                                           52-2273215
--------------------------------                        -----------------------
(State or other jurisdiction of                         (I.R.S.Employer
incorporation or organization)                               Identification No.)

277 Royal Poinciana Way, Suite 153
         Palm Beach, FL                                          33480
-----------------------------------------               -----------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number: (510) 490-8288

Securities registered under Section 12(b) of the Act:

  Title of each class                                    Name of each exchange
                                                          on which registered
         None                                                   None
-------------------------------                   -----------------------------


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

         Yes [X]  No [_]



     As of November 15, 2006, there were 19,837,531 reverse split adjusted shares of voting common stock of the registrant issued and outstanding.

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

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-3

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                             PEGASUS WIRELESS CORP.
                           Consolidated Balance Sheets

                                   ASSETS                                      September 30,       December 31,
                                                                                    2006               2005
                                                                             ------------------ -------------------
CURRENT ASSETS                                                                  (Unaudited)
  Cash and equivalents                                                       $        3,512,114 $         1,079,588
  Accounts receivable, net of reserve of $16,885 and $5,700                          11,846,330           6,676,806
  Inventory, net of reserve of $656,602                                               6,160,382           6,568,274
  Prepaid expenses and other current assets                                           1,827,110              81,186
                                                                             ------------------ -------------------
          Total current assets                                                       23,345,936          14,405,854
                                                                             ------------------ -------------------

PROPERTY AND EQUIPMENT
  Land                                                                                  416,279                   0
  Buildings                                                                             150,346                   0
  Computers and equipment                                                             1,381,943           1,054,156
  Machinery and equipment                                                             2,673,546             320,685
  Office furniture, fixtures and equipment                                              976,823             974,749
  Vehicles                                                                              600,839             602,254
  Leasehold improvements                                                                468,929             470,645
                                                                             ------------------ -------------------
    Total Property and Equipment                                                      6,668,705           3,422,489
        Less accumulated depreciation                                                (4,176,599)         (2,879,463)
                                                                             ------------------ -------------------

          Net property and equipment                                                  2,492,106             543,026
                                                                             ------------------ -------------------

OTHER ASSETS
  Investment in unconsolidated subsidiary                                                     0           1,000,000
 Intangible assets                                                                    6,252,291                   0
  Goodwill                                                                            7,103,207           5,469,609
  Deposits and other assets                                                           2,287,228           1,471,243
                                                                             ------------------ -------------------
          Total other assets                                                         15,642,726           7,940,852
                                                                             ------------------ -------------------
Total Assets                                                                 $       41,480,768 $        22,889,732
                                                                             ================== ===================
             LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                          $        8,361,427 $         5,929,969
   Accrued expenses                                                                   4,418,245           3,627,513
   Accrued income taxes payable                                                               0              94,504
   Customer deposits                                                                     12,486               3,481
   Short-term debt                                                                      800,000                   0
   Current portion of long-term debt                                                     51,327              46,268
                                                                             ------------------ -------------------
          Total current liabilities                                                  13,643,485           9,701,735
                                                                             ------------------ -------------------
LONG-TERM DEBT
   Notes payable                                                                        446,250             116,105
                                                                             ------------------ -------------------
          Total long-term debt                                                          446,250             116,105
                                                                             ------------------ -------------------
Total Liabilities                                                                    14,089,735           9,817,840
                                                                             ------------------ -------------------
Minority interest in consolidated subsidiaries                                        3,846,753           2,545,156
                                                                             ------------------ -------------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
        none issued and outstanding                                                           0                   0
   Common stock, $0.0001 par value, authorized 100,000,000 shares;
         19,837,531 and 14,313,808 issued and outstanding shares                          1,984               1,431
   Additional paid-in capital                                                        52,193,715          24,929,169
   Subscription receivable                                                                    0            (750,000)
   Deferred compensation                                                            (15,574,881)                  0
   Accumulated comprehensive income (loss)                                               32,582                (104)
   Accumulated deficit                                                              (13,109,120)        (13,653,760)
                                                                             --------------------------------------
          Total stockholders' equity (deficiency)                                    23,544,280          10,526,736
                                                                             ------------------ -------------------
Total Liabilities and Stockholders' Equity (Deficiency)                      $       41,480,768 $        22,889,732
                                                                             ================== ===================

     The accompanying notes are an integral part of the financial statements

                             PEGASUS WIRELESS CORP.
                      Consolidated Statements of Operations
                    Three and Nine Months Ended September 30,
                                   (Unaudited)

                                                                         Three Months                 Nine Months
                                                                 ---------------------------- ----------------------------
                                                                      2006          2005           2006          2005
                                                                 ---------------------------- -------------- -------------
REVENUES                                                         $    27,079,582 $    474,979  $   75,551,214 $   1,787,995

COST OF SALES                                                         25,251,388      210,498     69,131,293       935,476
                                                                 ---------------------------- -------------- -------------

          Gross Margin                                                 1,828,194      264,481      6,419,921       852,519

OPERATING EXPENSES:
   General and administrative expenses                                   947,472      462,109      2,998,604     1,714,835
   Selling and marketing expenses                                        695,498            0      2,106,300       100,858
   Depreciation and amortization                                          35,766       21,194        302,086        73,493
                                                                 ---------------------------- -------------- -------------
          Total expenses                                               1,678,736      483,303      5,406,990     1,889,186
                                                                 ---------------------------- -------------- -------------
                Income (Loss) from operations                            149,458     (218,822)     1,012,931    (1,036,667)
                                                                 ---------------------------- -------------- -------------
OTHER INCOME (EXPENSE):
   Other income                                                           16,936       25,800         59,064        36,179
   Interest expense                                                       (2,840)           0        (11,204)       (7,415)
   Other expense                                                         (21,052)           0        (35,442)            0
                                                                 ---------------------------- -------------- -------------
          Total other income (expense)                                    (6,956)      25,800         12,418        28,764
                                                                 ---------------------------- -------------- -------------
Net income (loss) before income tax (credit) and minority interest       142,502     (193,022)     1,025,349    (1,007,903)
   Income tax (credit)                                                         0            0              0           800
   Minority interest in consolidated subsidiary income (loss)            (61,031)           0       (480,709)            0
                                                                 ---------------------------- -------------- -------------
Net income (loss)                                                         81,471     (193,022)       544,640    (1,007,103)
Other comprehensive income (loss)
   Foreign currency translation gain (loss)                              (51,179)           0         32,686             0
                                                                 ---------------------------- -------------- -------------
Comprehensive income (loss)                                      $        30,292 $   (193,022)$      577,326 $  (1,007,103)
                                                                 ============================ ============== =============

Income (loss) per weighted average common share - basic          $          0.01 $      (0.01)$         0.04 $       (0.08)
                                                                 ============================ ============== =============
Income (loss) per weighted average common share - fully diluted  $          0.01 $      (0.01)$         0.04 $       (0.08)
                                                                 ============================ ============== =============

Number of weighted average common shares outstanding-basic            17,610,050   13,403,096     15,266,563    13,403,096
                                                                 ============================ ============== =============
Number of weighted average common shares outstanding-diluted          17,610,050   13,403,096     15,266,563    13,403,099
                                                                 ============================ ============== =============



     The accompanying notes are an integral part of the financial statements

                             PEGASUS WIRELESS CORP.
         Consolidated Statements of Stockholders' Equity (Deficiency) *

                           Number of   Number of                              Add'l.     Stock                           Total
                            Shares -   Shares -     Amount -    Amount -     Paid-in   Subscript     Accumulated     Stockholders'
                           Preferred   Common*     Preferred     Common      Capital   Receivable/      Deficit          Equity
                                                                                        Def Comp
                           ----------- ---------   ----------  -----------  ---------- -----------  --------------  ---------------

BEGINNING  BALANCE,

 June 30, 2004              15,295,206  1,129,057  12,663,209      416,865           0           0     (13,010,342)          69,732

Pfd converted to common    (15,295,206) 3,352,941 (12,663,209)  12,663,209           0           0                                 0
Recapitalization                     0  1,600,000           0  (13,079,466) 14,104,850           0               0        1,025,384
Acquisition of subsidiary            0    600,000           0           60         240           0               0              300
Recapitalization                     0    287,954           0           29     799,785           0               0          799,814
    Net loss                         0          0           0            0           0           0        (672,796)        (672,796)
                           ----------- ----------  ----------  -----------  ---------- -----------  --------------  ---------------

BALANCE, June 30, 2005               0  6,969,952           0          697  14,904,875           0     (13,683,138)       1,222,434
Employ stk options exercise          0     23,742           0            2      25,026           0               0           25,028
Two for one forward split            0  6,993,693           0          699        (699)          0               0                0
Common stk issued for cash           0    114,286           0           11   3,999,989           0               0        4,000,000
Comm stk issued - acquisit           0    167,691           0           17   3,999,983           0               0        4,000,000
Common stk issued for cash           0     44,444           0            5   1,999,995    (750,000)              0        1,250,000
Comprehensive inc/loss               0          0           0            0           0           0            (104)            (104)
    Net income                       0          0           0            0           0           0          29,378           29,378
                           ----------- ----------  ----------  -----------  ---------- -----------  --------------  ---------------
Balance, December 31, 2005           0 14,313,808           0        1,431  24,929,169    (750,000)    (13,653,864)      10,526,736
Recap shares issued                  0    724,742           0           72         (72)          0               0                0
Receipt of subs receivable           0          0           0            0           0     750,000               0          750,000
Common stk issued for cash           0     40,000           0            4   1,999,996           0               0        2,000,000
Comm stk issued-acquisition          0     28,547           0            3     649,997           0               0          650,000
Acquisition shs returned             0    (76,200)          0           (8)          8           0               0                0
Common stk issued for cash           0     75,000           0            8   2,999,992           0               0        3,000,000
Common stock retired                 0 (2,476,016)          0         (248)        248           0               0                0
Common stk opt exercised             0    456,000           0           46     740,954           0               0          741,000
Employ stk options exercise          0     28,333           0            3      35,414           0               0           35,417
Comm stk-retirement pkg              0    395,870           0           40  11,381,211 (11,381,251)              0                0
Comm stk - BOD fees                  0     71,431           0            7   2,053,623  (2,053,630)              0                0
Comm stk issued for debt             0  5,276,016           0          528     263,273           0               0          263,801
Comm stk issed for tech              0    580,000           0           58   4,999,942           0               0        5,000,000
Comm stk issued for svcs             0    400,000           0           40   2,139,960  (2,140,000)              0                0
Comprehensive inc/loss               0          0           0            0           0           0          32,478           32,478
    Net income                       0          0           0            0           0           0         544,640          544,640
                           ----------- ----------  ----------  -----------  ---------- ----------- ---------------  ---------------
Ending Balance,
September 30, 2006
(unaudited)                          0 19,837,531  $        0  $     1,984 $52,193,715 (15,574,881) $   (13,076,746) $    23,544,072
                           =========== ==========  ==========  ===========  ========== ============ ===============  ===============

* Reflects one for five reverse split announced November 21, 2006.



     The accompanying notes are an integral part of the financial statements

                             PEGASUS WIRELESS CORP.
                      Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)

                                                                                       2006                 2005
                                                                                ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $          544,641   $       (1,007,103)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                         302,286               73,493
      Minority interest in net income (loss) of consolidated subsidiary                    480,708                    0
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                         (5,169,524)             351,398
     (Increase) decrease in inventory                                                      407,892                7,446
     (Increase) decrease in prepaid expenses                                            (1,745,924)               5,919
     (Increase) decrease in deposits and other assets                                     (815,985)             (12,000)
     Increase (decrease) in accounts payable                                             2,431,458             (120,742)
     Increase (decrease) in accrued expenses                                               914,533               68,346
     Increase (decrease) in accrued income taxes payable                                   (94,504)                   0
     Increase (decrease) in customer deposits                                                8,099               (3,413)
                                                                                ------------------   ------------------

Net cash  provided (used) by operating activities                                       (2,736,320)            (636,656)
                                                                                ------------------   ------------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                   (106,266)                   0
     Purchase of intangible assets                                                      (1,252,291)                   0
     Cash paid for acquisitions                                                           (650,000)                   0
     Sale/retirement of fixed assets                                                        38,996                    0
                                                                                ------------------   ------------------

Net cash provided (used) by investing activities                                        (1,969,561)                   0
                                                                                ------------------   ------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Cash acquired in acquisition/reorganization                                           687,618              828,931
     Exercise of employee stock options or cash                                             35,417               25,029
     Proceeds from loans                                                                   550,000              265,901
     Repayment of loans                                                                    (16,829)            (561,464)
     Issuance of common stock for cash                                                   5,750,000                    0
                                                                                ------------------   ------------------

Net cash provided by financing activities                                                7,006,206              558,397
                                                                                ------------------   ------------------

Net increase (decrease) in cash and equivalents                                          2,300,325              (78,259)

Effect of exchange rates on cash                                                           132,201                    0
                                                                                ------------------   ------------------

CASH and equivalents, beginning of period                                                1,079,588              828,931
                                                                                ------------------   ------------------

CASH and equivalents, end of period                                             $        3,512,114   $          750,672
                                                                                ==================   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                           $           11,204   $           61,464
                                                                                ==================   ==================
Income taxes paid in cash                                                       $          245,808   $                0
                                                                                ==================   ==================

Non-Cash Financing Activities:
  Issuance of common stock to effect acquisition                                $          650,000   $                0
                                                                                ==================   ==================
  Issuance of common stock for deferred compensation                            $       15,574,881   $                0
                                                                                ==================   ==================
  Issuance of common stock for intangible assets                                $        5,000,000   $                0
                                                                                ==================   ==================


     The accompanying notes are an integral part of the financial statements

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements
                   (Information with regard to the nine months
                ended September 30, 2006 and 2005 is unaudited)

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

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Significant Acquisitions, continued - On January , 2006, the Company acquired 51% of SKI Technologies, Inc., ("SKI"), a Taiwanese corporation headquartered in Taipei, Taiwan. The Company paid $650,000 in cash and issued 142,735 shares of restricted common stock, valued at $650,000, or $4.55 per share. The acquisition was financed by a purchase of 200,000 restricted shares of Pegasus Wireless Corporation's common stock by Jasper Knabb, the Company's President, in exchange for $2,000,000 in cash, or $10.00 per share. Under the terms of the acquisition agreement, SKI must meet certain revenue from sales to third parties. If SKI does not meet these requirements, Pegasus has the right to receive additional shares of SKI, without additional consideration, in direct proportion to the revenue shortfall.

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

Interim financial information - The financial statements for the nine months ended September 30, 2006 and 2005, are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year's results.

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements


NOTE 3 - ACCOUNTS RECEIVABLE

The Company uses the allowance method to account for its doubtful accounts. The allowance for doubtful accounts is based on management's estimates. Accounts receivable consist of the following:


                                        September 30, 2006    December 31, 2005
                                      --------------------    -----------------
Trade accounts receivable             $         11,774,903    $       6,682,506
Allowance for doubtful accounts                    (16,885)              (5,700)
                                      --------------------    -----------------
Total                                 $         11,758,018    $       6,676,806
                                      ====================    =================


NOTE 4 - INVENTORY

The Company values its inventory at the lower of cost or market, cost determined using the standard cost method. The Company also utilizes the reserve method to account for slow moving and obsolete inventory. Inventory consists of the following:


                                        September 30, 2006    December 31, 2005
                                      --------------------    -----------------
Inventory                             $          6,816,984    $       7,609,522
Less: Reserve for obsolescence                    (656,602)         (1,041,248)
                                      --------------------    -----------------
Total                                 $          6,160,382    $       6,568,274
                                      ====================    =================


NOTE 5 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.0001 and 20,000,000 shares of preferred stock with a par value of $0.0001. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. There were 19,837,531 and 14,313,808 shares of common stock outstanding at September 30, 2006 and December 31, 2005, respectively.

In May 2005, the Company issued 287,954 shares of common stock in exchange for $800,000 in cash, or $3.25 per share. In June 2005, the Company issued 5,693,549 shares of common stock to effect the acquisition of OTC Wireless, Inc., the operating company. In August 2005, eight of the company's employees exercised their employee stock options. These options were issued in years prior to the reverse merger and had exercise prices ranging from $0.75 to $2.50 per share. As a result of these option exercises the Company issued 23,742 shares in exchange for $25,029 in cash.

In August 2005, the Company amended its Articles of Incorporation to increase the authorized shares from 50,000,000 to 100,000,000 common and from 10,000,000 to 20,000,000 preferred shares. The par value of each remained the same at $0.0001 for each class of stock. In addition, in August 2005, the Company declared a two shares for each share held forward split of the Company's issued and outstanding common stock, which was effective at close of business August 31, 2005. Pursuant to this, the Company issued 6,993,693 shares of common stock.

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements


NOTE 5 - STOCKHOLDERS' EQUITY, continued

In December 2005, the Company issued 114,286 shares of restricted common stock to the President of the Company in exchange for $4,000,000 in cash , valued at $35.00 per share. In December 2005, the Company issued 167,691 shares of restricted common stock to complete the acquisition of AMAX, valued at $4,000,000, or $23.85 per share. In December 2005, the Company issued 44,444 shares of restricted common stock to the President of the Company in exchange for $2,000,000 in cash , valued at $45.00 per share.

In the first quarter 2006, the Company issued 724,742 shares, inclusive of forward split shares, as a direct result of stockholders being unable to get their Homeskills share certificates from their brokerage house holdings until this time in order to complete the exchange. In January 2006, the Company issued 40,000 shares of restricted common stock to the President of the Company in exchange for $2,000,000 in cash , valued at $50.00 per share. In January 2006, the Company issued 28,547 shares of restricted common stock to complete the acquisition of SKI, valued at $650,000, or $22.75 per share. In March 2006, the sellers of AMAX returned 76,200 shares to the Company, bringing their per share value to $43.75 per share, or the market closing price the day before the acquisition was closed. On June 28, 2006, the Company issued 75,000 shares of restricted common stock to the President of the Company in exchange for $3,000,000 in cash, valued at $4.00 per share. On June 28, 2006, the President and CFO of the Company exercised their options, (granted in June 2004), for shares amounting to 240,000 and 216,000, respectively. The cash exercise price of these options was $1.625 per share, for a total of $390,000 and $351,000, respectively. In the third quarter, the estate of a former company employee exercised their employee stock options. These options were issued in years prior to the reverse merger and had exercise prices ranging from $0.75 to $2.50 per share. As a result of this option exercise the Company issued 28,333 shares in exchange for $35,417 in cash. In the third quarter the Company issued 395,870 shares of common stock as a portion of the retirement and 5-year non- compete package of Alex Tsao. During the third quarter the Company retired 2,476,016 shares of common stock that was converted into shares of OTC Wireless, Inc. During the third quarter the Company issued 5,276,016 shares of common stock to satisfy $263,800 debt owed by the Company from prior to the change in control. In the third quarter the Company issued 580,000 shares of common stock valued at $5,000,000 to acquire the Maccontrol technology. In the third quarter the Company issued 400,000 shares of common stock in exchange for prospective consulting services valued at $2,140,000. In the third quarter the Company issued 71,431 shares of common stock to the members of the Board of Directors as payment of Board compensation, valued at $2,053,630.


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


NOTE 8 - DEFINED CONTRIBUTION PLAN

The Company maintains a voluntary defined contribution plan, covering eligible employees. Participating employees may elect to defer and contribute a percentage of their compensation to the plan. The Company did not make any contributions to the plan for the periods ended September 30, 2006 and December 31, 2005.

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements

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
                              ========================



NOTE 10 - STOCK OPTION PLAN

In 1995 the Company established an Incentive Stock Option Plan. This plan provides for the granting of incentive stock options and non-statutory stock options to employees, directors and consultants at 110% of the fair market value on the date of the grant. The options to employees vest ratably over a four-year period. The Company has authorized 728,000 post-split shares of common stock options. There were 236,317 and 283,800 post-split options outstanding at December 31, 2005 and June 30, 2005, respectively.


NOTE 11 - STOCK OPTION PLAN FOR OFFICERS

The Company's President and CFO elected in July 2004 to accept stock options in lieu of cash compensation for a period of two years, beginning in July 2004. The Chairman also elected to receive his performance based bonus for a period of two years in stock options as well. For the two years the Chairman and President are to receive 240,000 post-split options and the CFO 216,000 post-split options.
All of these options are one share per option and carry a post-split exercise price of $1.625 per share. These options also carry a cash-less exercise option if elected by the officer at exercise, if the market price of the Company's common stock is at least $16.25 per share at the time of exercise, the officer can elect to return shares, to the Company in lieu of cash payment. These options are exercisable at any time after the Company's share price exceeds $12.50 per share for a full quarter, and can be exercised cashlessly on a pro-rata basis. The performance requirement for the Chairman for year one is: a) eliminate all debt, b) take the operating company public and c) reduce the operating company loss by 40%; and for year two to double the Company's base revenue. If the expenses related to taking the operating company public are excluded, the Chairman met the requirements for the first year. On June 28, 2006, the President and CFO of the Company exercised their options, for shares. The cash exercise price was $390,000 and $351,000, respectively.


NOTE 12 - LINE OF CREDIT

The Companies has a line of credit agreement with a bank, which allows the Company to borrow up to $5,000,000. Outstanding balances bear interest at the lender's prime rate and are collateralized by inventory, accounts receivable and property and equipment. The credit facility requires the Companies to maintain certain financial ratios and comply with certain covenants. This agreement was renewed in April, 2006, and now expires in June 2007.

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements


NOTE 13 - RELATED PARTY TRANSACTIONS

A - Facilities operating lease - The Company leases it headquarters building from a minority stockholder. This lease calls for annual rent in the amount of $863,800.

B- Related companies - The Companies record sales, accounts receivable, purchases, administrative expenses and accounts payable to and from 5 brother-sister related companies. None of these companies own any stock of the Companies, nor do the Companies have any investment in these related companies. They are related by virtue of similar/common control.
















                [Balance of this page intentionally left blank.]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Results of Operations

     The revenues for the nine months ended September 30, 2006 were $75,551,200 which represented an increase of 4,225% over the $1,788,000 of the same period of 2005.

     Revenue growth is primarily attributable the strong organic sales growth. The third quarter 2006 was a continuation of the transition process for us. Our two manufacturing subsidiaries began tooling for our new products and began first production at the end third quarter of this year.

     Our gross profit for the six months ended September 30, 2006 was $6,419,900, representing an increase of 753% over the $852,500 of the same period of 2005. A portion of our revenue growth consisted of product with a lower gross margin than we are normally accustomed to. Gross profit percentage is expected to return to our accustomed level as the we begin focusing on sales of our new products manufactured in our own plants increase and the new channels these products will be sold through. We began shipping Cynalynx in Asia in October 2006, and expect to begin shipments of the US version in November 2006.

     Our operating expenses for the nine months ended September 30, 2006 were $5,407,000, which represented an increase of 286% over the $1,889,200 of the same quarter of 2005. The increase over 2005, is principally attributable to the addition of our three new subsidiaries as well as expenses related to bringing Cynalynx and Trimar to market.

     Our operating profit for the nine months ended September 30, 2006, was $1,012,900, representing an reversal over the loss of $1,036,700 for the same period of 2005. Our operating profit growth is principally attributable to our revenue growth passing our breakeven point.

     Our net profit for the nine months ended September 30, 2006 was $544,600, representing a 150% reversal over the loss of $1,007,100 for the same period of 2005. Our net profit growth is principally attributable to our revenue growth passing our breakeven point.


FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

Results of Operations

     The  revenues  for  the  three  months  ended   September  30,  2006,  were
$27,079,600, an increase of 5,700% over the $475,000 of the same quarter of 2005, and 6.6% over the $25,409,700 of the second quarter of 2006.

     Revenue growth is primarily attributable the strong organic sales growth. The third quarter 2006 was a continuation of the transition process for us. Our two manufacturing subsidiaries began tooling for our new products and began first production at the end third quarter of this year.

     Our gross profit for the three months ended September 30, 2006, was $1,828,200, an increase of 691% over the $264,500 of the same quarter of 2005. A portion of our revenue growth consisted of product with a lower gross margin than we are normally accustomed to. Gross profit percentage is expected to return to our accustomed level as the we begin focusing on sales of our new products manufactured in our own plants increase and the new channels these products will be sold through. We began shipping Cynalynx in Asia in the October 2006, and expect to begin shipments of the US version in November 2006.

     Our operating expenses for the three months ended September 30, 2006, were $1,678,700, representing an increase of 347% over the $483,300 of the same quarter of 2005, and 14% under the second quarter of 2006, $1,952,500. The increase over the second quarter 2005, is principally attributable to the addition of our three new subsidiaries.

     Our operating profit for the three months ended September 30, 2006, was $142,500, an 200% turnaround over the loss of $193,000 for the same quarter of 2005, and 25% of the $577,400 of the first quarter of 2006. Our operating profit growth is principally attributable to our revenue growth passing our breakeven point.

     Our net profit for the three months ended September 30, 2006, was $81,500, a 150% turnaround over the $193,000 loss of the same quarter of 2005. Our net profit growth is principally attributable to our revenue growth passing our breakeven point.

Liquidity and Capital Resources

     At September 30, 2006 and December 31, 2005, respectively, the Company had working capital of approximately $9,578,000 and $4,704,000. The Company also has a bank line of credit in the amount of $5,000,000. The Company has drawn $500,000 on this line.

Net Operating Loss Carry-forwards

     The Company has net operating loss carry-forwards of $13,109,000, expiring beginning June 30, 2008. We have begun reporting a profit on a consistent basis. As long as this trend continues we will evaluate reducing our reserve for our income tax asset.

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



                                    PART II

ITEM 1. LEGAL PROCEEDINGS.

     During the third quarter Alex Tsao, former CEO of the Company, filed suit against the Company for breach of contract relating to his retirement and non-competition agreement. The Company is vigorously defending this action.

     During the third quarter D&D Aviation, of Utah, filed suit for breach of contract. The Company never contracted with D&D for services of any type and is vigorously defending this action.

     In November 2006, the Company was served with a class action lawsuit claiming various violations of federal securities laws. The Company intends to vigorously defend itself in this action.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In the first quarter 2006, the Company issued 724,742 shares, inclusive of forward split shares, as a direct result of stockholders being unable to get their Homeskills share certificates from their brokerage house holdings until this time in order to complete the exchange. In January 2006, the Company issued 40,000 shares of restricted common stock to the President of the Company in exchange for $2,000,000 in cash , valued at $50.00 per share. In January 2006, the Company issued 28,547 shares of restricted common stock to complete the acquisition of SKI, valued at $650,000, or $22.75 per share. In March 2006, the sellers of AMAX returned 76,200 shares to the Company, bringing their per share value to $43.75 per share, or the market closing price the day before the acquisition was closed. On June 28, 2006, the Company issued 75,000 shares of restricted common stock to the President of the Company in exchange for $3,000,000 in cash, valued at $4.00 per share. On June 28, 2006, the President and CFO of the Company exercised their options, (granted in June 2004), for shares amounting to 240,000 and 216,000, respectively. The cash exercise price of these options was $1.625 per share, for a total of $390,000 and $351,000, respectively. In the third quarter, the estate of a former company employee exercised their employee stock options. These options were issued in years prior to the reverse merger and had exercise prices ranging from $0.75 to $2.50 per share. As a result of this option exercise the Company issued 28,333 shares in exchange for $35,417 in cash. In the third quarter the Company issued 395,870 shares of common stock as a portion of the retirement and 5- year non-compete package of Alex Tsao. During the third quarter the Company retired 2,476,016 shares of common stock that was converted into shares of OTC Wireless, Inc. During the third quarter the Company issued 5,276,016 shares of common stock to satisfy $263,800 debt owed by the Company from prior to the change in control. In the third quarter the Company issued 580,000 shares of common stock valued at $5,000,000 to acquire the Maccontrol technology. In the third quarter the Company issued 400,000 shares of common stock in exchange for prospective consulting services valued at $2,140,000. In the third quarter the Company issued 71,431 shares of common stock to the members of the Board of Directors as payment of Board compensation, valued at $2,053,630.

     On November 20, 2006, the Board of Directors approved a one for five reverse split of the Company's issued and outstanding common stock, without affecting the total shares authorized and par value. This reverse split is effective at close of business December 8, 2006. This reverse split is taken in anticipation of moving the trading of the Company's common stock to a different exchange.


ITEM 3. DEFAULTS IN SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the quarter ending September 30, 2006, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


ITEM 5. OTHER INFORMATION

         None


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
----------------------------------------------------------------------

31.1    *   Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2    *   Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1    *   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2    *   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
---------------------
* Filed herewith

     During the quarter we filed the following Forms 8-K:

July 18, 2006 - To report the BOD vote to spin-off OTC Wireless, Inc. July 25, 2006 - To report the election of Jasper Knabb as co-CEO. August 4, 2006 - To include the August 4, 2006 press release regarding the property dividend August 22, 2006 - To announce the acquisition of the Maccontrol technology and the resignations of Alex Tsao, Caspar Lee and Jerry Shih.



                                   SIGNATURES


     In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                             Pegasus Wireless Corp.

Dated: November 21, 2006

                                    By:      /s/ Stephen Durland
                                            ---------------------------
                                            Stephen Durland
                                            Chief Financial Officer