Form 10KSB
period 2006-12-31
PEGASUS WIRELESS CORP
filed 2007-04-03
CIK 1126752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file no.: 000-32567

                             PEGASUS WIRELESS CORP.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                                  52-2273215
---------------------------------------                -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                            Identification No.)

277 Royal Poinciana Way, Suite 153
Palm Beach, Florida                                                   33480
---------------------------------------                -------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number: (510) 490-8288


                  --------------------------------------------
                   (Former name or former address, if
                                    changes since last report)


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

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X] No [_]



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [X]



The  Registrant's   revenue  for  the  fiscal  year  ended  December  31,  2005:
$103,973,890.



The aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) as of March 15, 2007 was $6,386,417.



There were 21,608,848 shares of the registrant's common stock outstanding as of January 1, 2007.



DOCUMENTS INCORPORATED BY REFERENCE: None



Transitional Small Business Disclosure Format: Yes [_] No [X]

                            SUMMARY TABLE OF CONTENTS

                                     PART I

Item 1. Description of Business................................................4

Item 2. Description of Property................................................9

Item 3. Legal Proceedings......................................................9

Item 4. Submission of Matters to a Vote of Security Holders...................10

                                     PART II

Item 5. Market for Common Equity and Related Shareholder Matters..............10

Item 6. Management's Discussion and Analysis or Plan of Operation.............11

Item 7. Financial Statements.................................................F-1

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............................................27

Item 8A. Controls and Procedures .............................................27

Item 8B. Other Information ...................................................27

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance With Section 16(a) of the Exchange Act.....................27

Item 10. Executive Compensation...............................................29

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters......................................30

Item 12. Certain Relationships and Related Transactions.......................31

Item 13. Exhibits.............................................................31

Item 14. Principal Accountant Fees and Services ..............................31

SIGNATURES....................................................................33

                                     PART I

Forward Looking Statements

Certain statements contained in this annual filing including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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


Item 1. Description of Business

(a)      Development

In June 2005, Pegasus Wireless Corp., (a Nevada corporation, listed on the OTCBB), acquired OTC Wireless, Inc. by acquiring all the issued and outstanding shares of Pegasus Wireless Corp. (A Colorado corporation). At the time of this acquisition the Company changed its fiscal year end to June 30, to match that of OTC Wireless. On December 22, the Company changed its fiscal year end to December 31, effective immediately.

On August 31, 2005, the Company completed a two for one forward split of its common stock, which included the forward split of the authorized common stock to 100,000,000 and the preferred stock to 20,000,000, without affecting the par value of either class of stock.

On April 21, 2006, the Company began trading on NASDAQ NMS. On October 28, 2006, the Company voluntarily exited the NASDAQ NMS and returned to the OTCBB. The Company's letter to NADAQ request delisting stated "Over the preceding two months, the common stock of PGWC has experienced significant volume increases, price reductions and volatility. PGWC believes that it is in its shareholders' best interest" to take this action."

On December 8, 2006, the Company completed a one for five reverse split of its common stock, which did not affect the authorized number of shares nor the par value.

In August 2006, the Company announced the issuance of purchase warrants to our stockholders of record as of close of business August 11, 2006. The warrants are issued as 1 warrant for each 10 shares held, with a strike price of $8.00 per share, exercisable beginning one year after issuance and expiring worthless on the second anniversary of issuance. As of March , 2007, the Company has issued warrants to these holders of record.

The Company has authorized 100,000,000 shares of $0.0001 par value common stock and 20,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 21,608,848 (at December 31, 2006) and 14,313,808 (at December 31, 2005) shares of common stock and no shares of preferred stock issued and outstanding.

(b) Business of Issuer.

General

The first acquisition of the Company was OTC Wireless, Inc., (the Company or OTC Wireless or OTC), It was incorporated in September 1993 as a California corporation. The Company began its operations in November 1993 in Sunnyvale, California. OTC Wireless was founded by a group of technologists from microwave communication and computer networking backgrounds. The OTC's core business was to provide wireless communication technologies and products to serve the business, education and industrial application markets.

OTC Wireless introduced the first 900MHz spread spectrum wireless Ethernet bridge in 1995, among the industry's earliest true plug-and-play wireless network solution. The Company also submitted its first patent application in October 1995, based on the spread spectrum receiver technology developed for this product.

In 1996, OTC Wireless then introduced one of the industry's first 2.4 Ghz plug-and-play wireless Ethernet bridge, AirEZY and the 2.4GHz wireless serial radio modem, ADAM, both based on the Company's direct sequence spread spectrum technology.

In 1999, OTC introduced the enhanced AiEZY series of wireless radios by combining the plug- and-play feature with the WIPP (wireless internet polling protocol) multiple access scheme developed by the Company and Jasper Knabb, to provide a collision-free, adjustable bandwidth wireless access solution platform. In the same year, OTC and Jasper Knabb also introduced the industry's earliest 2.4GHz IEEE 802.11b wireless bridges.

In 2002, OTC and Jasper Knabb introduced the first true plug and play wireless serial communication solution, WiSER, for connecting the interactive whiteboard and the computer in classrooms as well as meeting rooms. In the same year, OTC and Mr Knabb developed and introduced its 802.11b wireless projector/display solution, WiJET.

In  2003,  OTC  introduced   the   industry's   earliest   54Mbps  IEEE  802.11g
plug-and-play indoor and outdoor wireless Ethernet bridge solutions, VCW and ASR/ACR.

In 2004, Pegasus Wireless, as parent company of OTC Wireless introduced a new generation of plug-and-play WiSER, the WiSER.ip, that converts the conventional serial (RS-232) communication based "dumb" industrial devices into TCP/IP-capable, intelligent network nodes. OTC and Mr. Knabb also introduced two new wireless display solutions based on the 54Mbps IEEE 802.11g technology and the WiJet technology developed in 2002 (WiJET.G, and WiJET.Video) that supports streaming MPEG1 and MPEG2 video files from a computer to a projector, LCD TV or plasma flat panel display, wirelessly.

In early 2005, Pegasus Wireless Corp. introduced the industry's earliest 54Mbps IEEE 802.11a/b/g plug-and-play indoor and outdoor wireless Ethernet bridge solutions, AVCW and ASR/ACR, TriMar.

In January 2006 Pegasus introduced its latest version of WiJet Video, with the tradename of CynaLynx, with modifications to allow full video streaming, 5.1 surround sound as a full feature rich stand alone internet appliance. To the Company's knowledge to date, no other company has offered a comparable product with the same range of features.

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

     "Wired protocol to wireless protocol converter," U.S. Patent Application No. 10/209,118, filed 7/30/2002.

     "USB-interface radio," U.S. Patent Application No. 60/388,553, filed 6/12/2002.

Pegasus has applied for a patent, which is pending, for its new CynaLynx video streaming internet appliance.

Today, the Company offers the following products in three major application areas:

     For indoor and outdoor wireless networking:


 Pegasus Model #                  Application
---------------------      ----------------------------------------------
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

* All AVCW models offer two integrated antenna options 9dBi and 15 dBi and a third option of a Type-N connector for external antenna connection.

For industrial wireless networking solutions:

 Pegasus Model #                  Application
---------------------      ----------------------------------------------
WiSER:                     11 Mbps wireless serial modem
WiSER.ip:                  11 Mbps wireless serial TCP/IP modem

For wireless multimedia/video networking solutions:

 Pegasus Model #                  Application
---------------------      ----------------------------------------------
CynaLynx                   54/108 Mbps wireless display solution with video
                           streaming and full feature stand alone internet
                           appliance
WiJET:                     11 Mbps wireless display solution
WiJET.G:                   54 Mbps wireless display solution
WiJET.Video:               54 Mbps wireless display solution with video
                           streaming

The Company has been delivering products to customers since 1995, both domestically and overseas. In addition to system integrators, value-added resellers and end users worldwide, the Company also offers products to major account customers who either bundle Pegasus Wireless's solution to their own products, or carry Pegasus Wireless's products under their own names by private labeling or OEM custom-designed products from the Company. Over the years, the Company's major account customers include our largest Japanese customer, CallUS Computers, which private labels our wireless technology products to Wireless Internet, (WI) and Nippon Telephone and Telegraph-ME Group, (NTT-ME). The Company also is a direct supplier to Showa Electric Cable Company (SWCC). In addition the Company is also the direct supplier of its products to, among others, Smart Technologies of Canada, Lexmark and Dell in the U.S., and D-Link, a major worldwide network equipment provider based in Taiwan, each of which private label our technology products through their distribution networks.

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

The CynaLynx will play DVD movies wirelessly and is also a feature rich media gateway, wireless access point as well as an internet appliance offering simultaneous wireless and wired connections . The CynaLynx can be easily assimilated into almost any network as a fully integrated and secure network node offering powerful new functions to mobile work, entertainment or educational environments.

Pegasus has a number of new products in the pipeline which its management believe to be innovative and responsive to customer needs and desires. The Company is planning to introduce a new generation of wireless access point products that operate in multiple frequency bands and supports backbone and last- mile functions from a simple, easy to install package. The Company also is developing its next generation wireless multi-media solution that delivers enhanced video streaming and audio performance and computer presentation capability over the wireless connectivity between the computer and the remote display/sound devices supporting HDMI and component video.

In December 2005, Pegasus completed the acquisition of AMAX Engineering and AMAX Information Technologies (AIT), both based in Fremont, California. The company owns 51% controlling interest in both subsidiaries.

AMAX Engineering is a computer system and peripheral solution providers. It manufactures, markets and distributes PC systems and subsystems, components, networking devices and storage solutions for both consumer and enterprise markets. It has 2 branch offices covering North America. AMAX has benefitted greatly from Pegasus' extensive technology capacity and manufacturing expertise.

AMAX Information Technologies provides computing solutions to the enterprise and government customers. It manufactures and markets cluster servers, grid computing systems, network storage solutions and interconnect solutions to business, technology and education users.

Both AMAX and AIT's capability in computer system solutions have benefitted from Pegasus' extensive technology capacity and manufacturing expertise.

In December 2005, Pegasus completed the acquisition of 51% controlling interest of CNet Technology, Inc. (CNet) which operates an electronics manufacturing plant in Wu-Jiang, a city 90 miles west of Shanghai, China. CNet owns SMT and DIP manufacturing lines and produces both wired and wireless networking devices for consumer and business users. CNet's manufacturing capacity is expect to benefit the company in providing a stable production resource.

In January 2006, Pegasus completed the acquisition of 51% controlling interest of SKI Technologies, Inc.., an electronics manufacturing facility in Taiwan. This second acquisition has further strengthened the company's capability in keeping on-schedule products delivering, as SKI sources many of the components utilized in the Company's current products.

Pegasus introduced the innovative CynaLynx product in the 3rd quarter of 2006, and began shipments under the product name WiJet.e in Asia, also in the 3rd quarter. The Company changed the name of the WiJet.e to CynaLynx during the 4th quarter.

During the 4th quarter the Company decided to relocate the final manufacturing operation for the CynaLynx and other products from California to Freeport, Grand Bahama, The Bahamas. The Company spent several months getting all the necessary permits and approvals from the government of The Bahamas to put this move into place. The Company took possession of a building in Freeport on February 2, 2007 and began its transformation into this facility. The Company received its last necessary permit from the government on February 21, 2007, and held its grand opening on February 22, 2007. The first CynaLynx assembled in this plant rolled off the production line on February 22, 2007.

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

Employees

As of February 10, 2007, the Company has approximately 500 employees, 90 in our Fremont, California offices, 90 in our Freeport, Bahamas facility, 160 in our Peoples Republic of China manufacturing facility and 160 in our Taiwan manufacturing facility.

Manufacturing

As of February 10, 2007, the Company's products are manufactured or parts sourced in China and Taiwan by the two manufacturing companies we purchased at the end of December 2005 and early January 2006. As of February 22, 2007, the CynaLynx is manufactured in our facility in Freeport, Grand Bahama, The Bahamas. We have begun to manufacture other Pegasus products in the Freeport facility.

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


Item 2. Description of Property

The corporate headquarters of Pegasus Wireless Corp. is located at 277 Royal Poinciana Way, Suite 153, Palm Beach, FL 334800 and its telephone number is
(510) 490-8288. We also maintain offices at 1565 Reliance Way, Fremont, California 94539.

We also maintain manufacturing facilities in the Peoples Republic of China and in Taiwan. We maintain an manufacturing facility in Freeport, Grand Bahama, The Bahamas.


Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The Company is currently a party to the following legal proceedings:

Alex Tsao v. Pegasus Wireless Corp. et al. - Mr. Tsao, the former CEO of Pegasus is alleging that Pegasus has breached the retirement agreement with Mr. Tsao by refusing to pay him. Pegasus denies these allegations. Therefore, the Company believes that it does not owe Mr. Tsao anything, is disputing his claims and vigorously defending this case.

Philip Keller v. Alex Tsao, et al. - Mr. Keller claims to be a shareholder of Pegasus. Mr. Keller has named individual members of the Pegasus Board of Directors as defendants in a shareholder derivative suit against the individual directors claiming breach of fiduciary duty, abuse of control, mismangement, waste, unjust enrichment and negligence, and has named Pegasus as a nominal defendant and plaintiff. Pegasus has not yet made an appearance in this action, but intends to vigorously defend this case.

Michael Mitchell v. Pegasus Wireless Corp., et al. - Mr. Mitchell claims to be a shareholder of Pegasus. Mr. Mitchell has filed a class action complaint claiming that Pegasus, as well as several individual members of the Pegasus Board of Directors have violated Federal Securities Laws by publishing a series of false and misleading statements. Pegasus believes that it has not violated any securities laws and is therefore vigorously defending this case.

D&D Aviation v. Pegasus Wireless Corp., et al - D&D is alleging that certain transport transactions were scheduled and operated on behalf of Pegasus, and that these items remain unpaid. No transportation transactions were scheduled or operated by Pegasus or on behalf of Pegasus, therefore the Company believes that it does not owe D&D anything. The Company is vigorously defending this case.


Item 4. Submission of Matters to a Vote of Security Holders

None.



                                     PART II


Item 5. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters.

Market Information

* Reflects 2 for 1 stock split effective close of business August 31, 2005 and the 1 for 5 reverse split effective at close of business December 8, 2006.

2006                           HIGH                 LOW
------                       ------                 -----
* December 31, 2006           3.00                   0.30
* September 30, 2006         45.00                   2.50
* June 30, 2006              94.95                  28.40
* March 31, 2006             78.75                  41.50

2005                          HIGH                   LOW
------                      ------                  -----
* December 31, 2005          52.50                  30.50
* September 30, 2005         36.95                  18.50
* June 30, 2005              18.50                   0.25
March 31, 2005                0.10                   0.10

2004                          HIGH                   LOW
------                      ------                  -----
December 31, 2004             0.10                   0.10
September 30, 2004            0.10                   0.10
June 30, 2004                 0.25                   0.10
March 31, 2004                0.40                   0.25

2003                          HIGH                   LOW
------                      ------                  -----
December 31, 2003             1.01                   0.35
September 30, 2003            1.25                   0.30
June 30, 2003                 0.80                   0.45
March 31, 2003                2.20                   0.20

The approximate number of holders of record of common equity is 2,900 as of February 10, 2007.

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


Item 6.  Management's Discussion and Analysis or Plan of Operation Operations

This report on Transition Form 10-KSB contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting our customers or us. Many of such risk factors are beyond the control of the Company and its management

Results of Operations - For the Year and Six Months Ending December 31, 2006 and 2005

Basis of Presentation - On December 22, 2005 the Board of Directors elected to change the fiscal year end of the Company to December 31, effective immediately. This was completed as a result of two pending acquisitions of foreign companies, both of which had December 31 as their fiscal year end. As a result of this change, the accompanying financial statements include the year ended December 31, 2006 and six months from July 1, 2005 through December 31, 2005.

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

On January 19, 2006, the Company completed the acquisition of 51% of SKI Technologies, Inc. Pursuant to the acquisition agreement, financial statement consolidation begins on January 1, 2006.

Financial Condition, Capital Resources and Liquidity

For the year and six months ending December 31, 2006 and 2005, the Company recorded revenues of $103,973,900 and $17,639,900, respectively. The increase in revenue is a direct result of the acquisition of the subsidiaries. We were not able to begin the ramp-up of production of the Pegasus line of products until the beginning of 2006 as a result of our acquisition of the two manufacturing companies until the end of December 2005 and beginning of January 2006.

For the year and six months ending December 31, 2006 and 2005, the Company had, on a consolidated basis, cost of sales of $95,078,300 and $15,414,100. The increase is a direct result of the acquisition of the subsidiaries.

For the year and six months ending December 31, 2006 and 2005, the Company had, on a consolidated basis, general and administrative expenses of $4,110,400 and $1,318,800 respectively. The increase is a direct result of the acquisition of the subsidiaries.

For the year and six months ending December 31, 2006 and 2005, the Company had, on a consolidated basis, total operating expenses of $7,447,200 and $2,026,800, respectively. The relative increase is a direct result of the acquisition of the subsidiaries.

Net Income

For the year and six months ending December 31, 2006 and 2005, the Company reported net income from operations of $1,448,400 and $199,000, respectively.

The ability of the Company to grow is dependent upon its ability to deliver product to its customers in ever increasing quantities. The Company has taken the steps necessary to address this problem by its acquisitions of the AMAX companies to provide the distribution channels needed and Cnet and SKI and the new Grand Bahamas facility for the manufacturing requirements. Given our current product mix and selling prices, these two manufacuring companies have the ability to produce approximately $650 million, (at selling price), of Pegasus products.

Liquidity and Capital Resources

At December 31, 2006 and 2005, the Company had working capital of $9,456,200 and $4,704,100, respectively. The Company's cash balance increased $796,800 at December 31, 2006 over 2005. This increase was in spite of a $946,600 use of cash by operations and was provided by common stock issued for cash from the Company's CEO, Jasper Knabb. The use of cash by operations was generated by significant cash expenditures related to the final development of the CynaLynx product for market as well as for the relocation of the Milmont facility to Freeport, Grand Bahama. The Company believes that this relocation will substantially contribute to producing cash flow from operations as opposed to a use of cash from operations.

Research and Development Plans

Our current research and development activities focus on improving our current products and the development of new products or new uses for our existing products.

Our plan is that over time, as our revenues grow, we will continue to increase our expenditures for research and development.

Item 7. Financial Statements




Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Balance Sheets..................................................F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-4

Consolidated Statements of Stockholders' Equity (Deficiency).................F-5

Consolidated Statements of Cash Flows........................................F-7

Notes to Consolidated Financial Statements...................................F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
Pegasus Wireless Corp.
Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Pegasus Wireless Corp., (the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficiency) and cash flows for the one year and six months in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2005 and the results of its operations and its cash flows for the one year and six months in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.




/s/Pollard-Kelly
Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio
March 24, 2007

                             PEGASUS WIRELESS CORP.
                           Consolidated Balance Sheets
                                  December 31,

                                          ASSETS                                        2006                   2005
                                                                                --------------------- ----------------------
CURRENT ASSETS
  Cash and equivalents                                                          $           1,876,432 $            1,079,588
  Accounts receivable, net of reserve of $17,053 and $5,700                                11,995,746              6,676,806
  Inventory, net of reserve of $656,602                                                     7,450,706              6,568,274
  Prepaid expenses and other current assets                                                 1,991,108                 81,186
                                                                                --------------------- ----------------------
          Total current assets                                                             23,313,993             14,405,854
                                                                                --------------------- ----------------------
PROPERTY AND EQUIPMENT
  Land                                                                                        422,535                      0
  Buildings                                                                                   152,606                      0
  Computers and equipment                                                                   1,203,067              1,054,156
  Machinery and equipment                                                                   2,352,861                320,685
  Office furniture, fixtures and equipment                                                    873,485                974,749
  Vehicles                                                                                    552,916                602,254
  Leasehold improvements                                                                      468,929                470,645
                                                                                --------------------- ----------------------
    Total Property and Equipment                                                            6,026,398              3,422,489
        Less accumulated depreciation                                                      (3,667,486)            (2,879,463)
                                                                                --------------------- ----------------------
          Net property and equipment                                                        2,358,913                543,026
                                                                                --------------------- ----------------------
OTHER ASSETS
  Investment in unconsolidated subsidiary                                                           0              1,000,000
  Intangible assets, net                                                                    6,952,291                      0
  Goodwill                                                                                  7,103,207              5,469,609
  Deposits and other assets                                                                 2,601,910              1,471,243
                                                                                --------------------- ----------------------
          Total other assets                                                               16,657,408              7,940,852
                                                                                --------------------- ----------------------
Total Assets                                                                    $          42,330,313 $           22,889,732
                                                                                ===================== ======================
                    LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                             $           7,428,003 $            5,929,969
   Accrued expenses                                                                         4,113,608              3,627,513
   Accrued income taxes payable                                                                     0                 94,504
   Customer deposits                                                                            8,921                  3,481
   Line of credit                                                                           2,250,000                      0
   Current portion of long-term debt                                                          202,223                 46,268
                                                                                --------------------- ----------------------
          Total current liabilities                                                        14,002,755              9,701,735
                                                                                --------------------- ----------------------
LONG-TERM DEBT
   Notes payable                                                                              429,546                116,105
                                                                                --------------------- ----------------------
          Total long-term debt                                                                429,546                116,105
                                                                                --------------------- ----------------------
Total Liabilities                                                                          14,432,301              9,817,840
                                                                                --------------------- ----------------------
Minority interest in consolidated subsidiary                                                3,916,337              2,545,156
                                                                                --------------------- ----------------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
      none issued and outstanding                                                                   0                      0
   Common stock, $0.0001 par value, authorized 100,000,000 shares;
       21,608,848 and 14,313,808 issued and outstanding shares                                  2,161                  1,431
   Additional paid-in capital                                                              52,298,269             24,929,169
   Deferred compensation                                                                  (15,261,474)                     0
   Subscription receivable                                                                          0               (750,000)
   Accumulated comprehensive income (loss)                                                    (15,795)                  (104)
   Accumulated deficit                                                                    (13,041,485)           (13,653,760)
                                                                                --------------------------------------------
          Total stockholders' equity (deficiency)                                          23,981,676             10,526,736
                                                                                --------------------- ----------------------
Total Liabilities and Stockholders' Equity (Deficiency)                         $          42,330,314 $           22,889,732
                                                                                ===================== ======================

     The accompanying notes are an integral part of the financial statements

                             PEGASUS WIRELESS CORP.
                      Consolidated Statements of Operations

                                                                                      Year ended           Six Months ended
                                                                                  December 31, 2006          December 31, 2005
                                                                                ----------------------    ----------------------
REVENUES                                                                        $          103,973,890    $           17,639,881

COST OF SALES                                                                               95,078,301                15,414,086
                                                                                ----------------------    ----------------------
Gross Margin                                                                                 8,895,589                 2,225,795

OPERATING EXPENSES
    Sales and marketing                                                                      2,885,636                   651,346
    Depreciation and amortization                                                              451,184                    56,661
    General and administrative                                                               4,110,390                 1,318,782
                                                                                ----------------------    ----------------------
          Total operating expenses                                                           7,447,210                 2,026,789
                                                                                ----------------------    ----------------------
 Operating income (loss)                                                                     1,448,379                   199,006
                                                                                ----------------------    ----------------------
OTHER INCOME (EXPENSE):
    Interest income                                                                                  0                     5,785
    Other income                                                                                62,038                    33,477
    Interest expense                                                                           (32,828)                        0
    Other expense                                                                              (26,126)                   (1,189)
                                                                                ----------------------    ----------------------
          Total other income (expense)                                                           3,084                    38,073
                                                                                ----------------------    ----------------------
Net income (loss) before extraordinary items and minority interest
                                                                                             1,451,463                   237,079
Extraordinary items:
    Plant relocation expense                                                                   272,202                         0
                                                                                ----------------------    ----------------------
Net income (loss) before minority interest                                                   1,179,261                   237,079

    Minority interest in consolidated subsidiary net income (loss)                             566,417                   143,375
                                                                                ----------------------    ----------------------
Net income (loss)                                                               $              612,844    $               93,704
                                                                                ======================    ======================
Net income (loss) per common share - basic                                      $                 0.03    $                 0.01
                                                                                ======================    ======================
Weighted average number of common shares outstanding - basic                                21,608,848                12,163,997
                                                                                ======================    ======================
Net income (loss) per common share - fully diluted                              $                 0.03    $                 0.01
                                                                                ======================    ======================
Weighted average number of common shares outstanding - fully diluted                        21,848,848                12,859,997
                                                                                ======================    ======================

     The accompanying notes are an integral part of the financial statements

                             PEGASUS WIRELESS CORP.
          Consolidated Statements of Stockholders' Equity (Deficiency)*

                                 Number of         Number of
                                  Shares -         Shares -          Amount -         Amount -
                                 Preferred          Common*         Preferred          Common
                               --------------   ---------------   --------------   --------------
BEGINNING  BALANCE,
 June 30, 2004                     15,295,206         1,129,057       12,663,209          416,865
                               ==============   ===============   ==============   ==============

Pfd converted to common           (15,295,206)        3,352,941      (12,663,209)      12,663,209
Recapitalization                            0         1,600,000                0      (13,079,466)
Acquisition of subsidiary                   0           600,000                0               60
Recapitalization                            0           287,954                0               29
    Net loss                                0                 0                0                0
                               --------------   ---------------   --------------   --------------

BALANCE, June 30, 2005                      0         6,969,952                0              697
Employ stk options exercise                 0            23,742                0                2
Two for one forward split                   0         6,993,693                0              699
Common stk issued for cash                  0           114,286                0               11
Comm stk issued - acquisit                  0           167,691                0               17
Common stk issued for cash                  0            44,444                0                5
Comprehensive inc/loss                      0                 0                0                0
    Net income                              0                 0                0                0
                               --------------   ---------------   --------------   --------------
Balance, December 31, 2005                  0        14,313,808                0            1,431
Recap shares issued                         0           724,742                0               72
Receipt of subs receivable                  0                 0                0                0
Common stk issued for cash                  0            40,000                0                4
Comm stk issued-acquisition                 0            28,547                0                3
Acquisition shs returned                    0           (76,200)               0               (8)
Common stk issued for cash                  0            75,000                0                8
Common stock retired                        0        (2,804,574)               0             (280)
Common stk opt exercised                    0           456,000                0               46
Employ stk options exercise                 0            28,333                0                3
Comm stk-retirement pkg                     0           395,870                0               40
Comm stk - BOD fees                         0            71,431                0                7
Comm stk issued for debt                    0         7,376,016                0              737
Comm stk issed for tech                     0           580,000                0               58
Comm stk issued for svcs                    0           400,000                0               40
Amortize deferred comp                      0                 0                0                0
Comprehensive inc/loss                      0                 0                0                0
    Net income                              0                 0                0                0
                               --------------   ---------------   --------------   --------------
Ending Balance,
December 31, 2006                           0        21,608,973   $            0   $        2,161
                               ==============   ===============   ==============   ==============

*    Reflects one for five reverse split effective December 8, 2006.


                                  (Continued)

                             PEGASUS WIRELESS CORP.
          Consolidated Statements of Stockholders' Equity (Deficiency)
                                  (Continued)

         .                Stock
    Add'l.              Subscript                                 Total
   Paid-in             Receivable/          Accumulated        Stockholders'
   Capital              Def Comp              Deficit             Equity
--------------     -------------------   -----------------   ----------------


             0                       0         (13,010,342)            69,732
==============     ===================   =================   ================

             0                       0                                      0
    14,104,850                       0                   0          1,025,384
           240                       0                   0                300
       799,785                       0                   0            799,814
             0                       0            (672,796)          (672,796)
--------------     -------------------   -----------------   ----------------

    14,904,875                       0         (13,683,138)         1,222,434
        25,026                       0                   0             25,028
          (699)                      0                   0                  0
     3,999,989                       0                   0          4,000,000
     3,999,983                       0                   0          4,000,000
1,999,995                    (750,000)                   0          1,250,000
             0                       0                (104)              (104)
             0                       0              29,378             29,378
--------------     -------------------   -----------------   ----------------
    24,929,169               (750,000)         (13,653,864)        10,526,736
           (72)                      0                   0                  0
             0                 750,000                   0            750,000
1,999,996                            0                   0          2,000,000
       649,997                       0                   0            650,000
             8                       0                   0                  0
     2,999,992                       0                   0          3,000,000
           280                       0                   0                  0
       740,954                       0                   0            741,000
        35,414                       0                   0             35,417
    11,381,211            (11,381,251)                   0                  0
     2,053,623             (2,053,630)                   0                  0
       367,795                       0                   0            368,532
     4,999,942                       0                   0          5,000,000
     2,139,960             (2,140,000)                   0                  0
             0                 313,407                   0            313,407
             0                       0             (15,691)           (15,691)
             0                       0             612,275            612,275
--------------     -------------------   -----------------   ----------------

    52,298,269            (15,261,474)   $     (13,057,280)  $     23,981,676
==============     ===================   =================   ================

     The accompanying notes are an integral part of the financial statements

                             PEGASUS WIRELESS CORP.
                      Consolidated Statements of Cash Flows

                                                                                      Year ended           Six Months ended
                                                                                  December 31, 2006          December 31, 2005
                                                                                ----------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $             612,844     $             29,378
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                            451,184                   56,661
     Amortization of deferred compensation                                                    313,407                        0
     Extraordinary items - plant relocation write-off                                         272,202                        0
     Minority interest in net income (loss) of consolidated subsidiary                        566,417                  113,997
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                            (3,533,147)                 420,575
     (Increase) decrease in inventory                                                        (408,979)              (2,555,512)
     (Increase) decrease in prepaid expenses                                               (1,627,960)                  39,957
     (Increase) decrease in deposits and other assets                                        (780,068)              (1,051,424)
     Increase (decrease) in accounts payable                                                2,092,979                  461,285
     Increase (decrease) in accrued expenses                                                 (719,296)                 629,604
     Increase (decrease) in other current liabilities                                          47,458                        0
     Increase (decrease) in accrued income taxes payable                                            0                   95,304
     Increase (decrease) in customer deposits                                                   4,519                   (1,615)
                                                                                ---------------------     --------------------
Net cash  provided (used) by operating activities                                          (2,708,440)              (1,761,790)
                                                                                ---------------------     --------------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                      (337,059)                (116,512)
     Purchase of R&D                                                                       (1,952,291)                       0
     Cash paid for acquisitions                                                              (650,000)              (5,000,000)
     Sale/retirement of fixed assets                                                           38,996                        0
                                                                                ---------------------     --------------------
Net cash provided (used) by investing activities                                           (2,900,354)              (5,116,512)
                                                                                ---------------------     --------------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Cash acquired in acquisition/reorganization                                              687,618                1,771,201
     Proceeds from loans                                                                            0                  102,988
     Repayment of loans                                                                       (42,706)                  (5,819)
     Exercise of employee stock options for cash                                              776,417                        0
     Issuance of common stock for cash                                                      5,000,000                5,250,000
                                                                                ---------------------     --------------------
Net cash provided by financing activities                                                   6,421,329                7,118,370
                                                                                ---------------------     --------------------
Effect of exchange rates on cash                                                              (15,691)                       0
                                                                                ---------------------     --------------------
Net increase (decrease) in cash and equivalents                                               796,844                  240,068

CASH and equivalents, beginning of period                                                   1,079,588                  839,520
                                                                                ---------------------     --------------------
CASH and equivalents, end of period                                             $           1,876,432     $          1,079,588
                                                                                =====================     ====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                           $              32,828     $              1,189
                                                                                =====================     ====================
Income taxes paid in cash                                                       $             245,808     $                  0
                                                                                =====================     ====================
Non-Cash Financing Activities:
  Issuance of common stock for deferred compensation                            $          15,574,881     $                  0
                                                                                =====================     ====================
  Issuance of common stock to settle debt                                       $             368,531     $                  0
                                                                                =====================     ====================
 Issuance of common stock for intangible assets                                 $           5,000,000     $                  0
                                                                                =====================     ====================
  Issuance of common stock to effect acquisition                                $             650,000     $          4,000,000
                                                                                =====================     ====================

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

Significant Acquisitions, continued - its wireless products through various venues around the world, and now can manufacture its products in a centralized controlled environment that will greatly enhance the speed and volume of their product output.

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

Inventory - The Company values its inventory at the lower of cost or market, cost determined using the standard cost method. The Company also utilizes the reserve method to account for slow moving and obsolete inventory. The reserve for inventory obsolescence was $656,000 at December 31, 2006 and 2005, respectively.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

Income (Loss) Per Share - Income (loss) per share is computed using the Weighted Average Number of common shares outstanding during the fiscal year. Fully diluted includes all common shares that would be required to be issued as a result of various convertible instruments at their stated conversion rates using December 31, 2006, closing market price of the underlying common stock.

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

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Intangibles - Goodwill in the amount of 7,103,207 was recorded as a result of the acquisitions of AMAX, Cnet and SKI. The Company will evaluate this asset periodically to determine impairment, if any. The Company acquired certain technology in 2006 in exchange for 580,000 shares of common stock, valued at $5,000,000, or $8.62 per share. The Company will amortize these amounts over their expected remaining useful life once commercialiazation begins.

Property and Equipment - All property and equipment is recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $451,184 and $56,661 for the year and six months ended December 31, 2006 and 2005, respectively.

Research & Development - Research and development costs are expensed in the period incurred.


NOTE 3 - ACCOUNTS RECEIVABLE

The Company uses the allowance method to account for its doubtful accounts. The allowance for doubtful accounts is based on management's estimates. Accounts receivable consist of the following:

                                   December 31, 2006     December 31, 2005
                                  ------------------    ------------------
Trade accounts receivable         $       11,944,181    $        6,682,506
Allowance for doubtful accounts             (17,053)               (5,700)
                                  ------------------    ------------------
Total                             $       11,927,128    $        6,676,806
                                  ==================    ==================


NOTE 4 - INVENTORY

The Company values its inventory at the lower of cost or market, cost determined using the standard cost method. The Company also utilizes the reserve method to account for slow moving and obsolete inventory. Inventory consists of the following:

                                  December 31, 2006     December 31, 2005
                                 ------------------    ------------------
Inventory                        $        8,107,308    $        7,609,522
Less: Reserve for obsolescence            (656,602)           (1,041,248)
                                 ------------------    ------------------

Total                            $        7,450,706    $        6,568,274
                                 ==================    ==================

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements


NOTE 5 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.0001 and 20,000,000 shares of preferred stock with a par value of $0.0001. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. There were 21,608,848 and 14,313,808 shares of common stock outstanding at December 30, 2006 and 2005, respectively.

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

In the first quarter 2006, the Company issued 724,742 shares, inclusive of forward split shares, as a direct result of stockholders being unable to get their Homeskills share certificates from their brokerage house holdings until this time in order to complete the exchange. In January 2006, the Company issued 40,000 shares of restricted common stock to the President of the Company in exchange for $2,000,000 in cash , valued at $50.00 per share. In January 2006, the Company issued 28,547 shares of restricted common stock to complete the acquisition of SKI, valued at $650,000, or $22.75 per share. In March 2006, the sellers of AMAX returned 76,200 shares to the Company, bringing their per share value to $43.75 per share, or the market closing price the day before the acquisition was closed. On June 28, 2006, the Company issued 75,000 shares of restricted common stock to the President of the Company in exchange for $3,000,000 in cash, valued at $4.00 per share. On June 28, 2006, the President and CFO of the Company exercised their options, (granted in June 2004), for shares amounting to 240,000 and 216,000, respectively. The cash exercise price of these options was $1.625 per share, for a total of $390,000 and $351,000, respectively. In the third quarter, the estate of a former company employee

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS' EQUITY, continued-

exercised their employee stock options. These options were issued in years prior to the reverse merger and had exercise prices ranging from $0.75 to $2.50 per share. As a result of this option exercise the Company issued 28,333 shares in exchange for $35,417 in cash. In the third quarter the Company issued 395,870 shares of common stock as a portion of the retirement and 5-year non- compete package of Alex Tsao. During 2006 the Company retired 2,804,574 shares of common stock. During 2006 the Company issued 7,376,016 shares of common stock to satisfy $368,532 debt owed by the Company from prior to the change in control. In the third quarter the Company issued 580,000 shares of common stock valued at $5,000,000 to acquire the Maccontrol technology. In the third quarter the Company issued 400,000 shares of common stock in exchange for prospective consulting services valued at $2,140,000. In the third quarter the Company issued 71,431 shares of common stock to the members of the Board of Directors as payment of Board compensation, valued at $2,053,630.

Warrants - In August 2006, the Company announced the issuance of purchase warrants to our stockholders of record as of close of business August 11, 2006. The warrants are issued as 1 warrant for each 10 shares held, with a strike price of $8.00 per share, excerisable beginning one year after issuance and expiring worthless on the second anniversary of issuance. As of March , 2007, the Company has issued warrants to these holders of record.


NOTE 6 - NOTES PAYABLE

The Company is obligated for four vehicle loans, totaling $54,888, $47,154, $45,623 and $14,709. The loans call for monthly payments of $1,523, $955, $1,347 and $416 and they mature in 2008, 2010, 2008 and 2009. They bear interest at 6%, 5.6%, 5.95% and 2.9%.

The Company is obligated on notes payable amounting to $145,000 remaining balance which were undisclosed when current management took control of the shell company. These notes were entered into at various times in 2003 and were 2 year notes, all of which have matured. The notes were entered into by a wholly owned subsidiary but are convertible into common stock of the parent company at the discretion of the holder. Management two steps back failed to disclose these notes to subsequent management, thus current management was unaware of their existence.


NOTE 7 - INCOME TAXES

The Company accounts for its income taxes under the asset and liability approach, whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities.


NOTE 8 - DEFINED CONTRIBUTION PLAN

The Company maintains a voluntary defined contribution plan, covering eligible employees. Participating employees may elect to defer and contribute a percentage of their compensation to the plan. The Company did not make any contributions to the plan for the periods ended December 31, 2006 and 2005.

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements

NOTE 9 - OPERATING LEASES

The Company leases several operating facilities and various equipment from third parties under various operating leases expiring in various years through 2013.

Future minimum lease payments for the remaining lease term are as follows:

        2007                       $   1,123,318
        2008                           1,009,173
        2009                           1,009,173
        2010                           1,009,173
        2011                           1,009,173
        Thereafter                     1,766,054
                                   -------------
        Total                      $   6,926,064
                                   =============


NOTE 10 - STOCK OPTION PLAN

In 1995 the Company established an Incentive Stock Option Plan. This plan provides for the granting of incentive stock options and non-statutory stock options to employees, directors and consultants at 110% of the fair market value on the date of the grant. The options to employees vest ratably over a four-year period. The Company has authorized 728,000 post-split shares of common stock options. There were 236,317 and 283,800 post-split options outstanding at December 31, 2006 and 2005, respectively.


NOTE 11 - STOCK OPTION PLAN FOR OFFICERS

The Company's President and CFO elected in July 2004 to accept stock options in lieu of cash compensation for a period of two years, beginning in July 2004. The former Chairman also elected to receive his performance based bonus for a period of two years in stock options as well. For the two years the former Chairman and President were to receive 240,000 post-split options and the CFO 216,000 post-split options. All of these options are one share per option and carry a post-split exercise price of $1.625 per share. These options also carried a cash-less exercise option if elected by the officer at exercise, if the market price of the Company's common stock is at least $16.25 per share at the time of exercise, the officer can elect to return shares, to the Company in lieu of cash payment. These options are exercisable at any time after the Company's share price exceeds $12.50 per share for a full quarter, and can be exercised cashlessly on a pro-rata basis. The performance requirement for the former Chairman for year one is: a) eliminate all debt, b) take the operating company public and c) reduce the operating company loss by 40%; and for year two to double the Company's base revenue. If the expenses related to taking the operating company public are excluded, the Chairman met the requirements for the first year. On June 28, 2006, the President and CFO of the Company exercised their options, for shares. The cash exercise price was $390,000 and $351,000, respectively. The Company is evaluating the stock options of Alex Tsao, the former Chairman.

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements

NOTE 12 - LINE OF CREDIT

The Companies has a line of credit agreement with a bank, which allows the Company to borrow up to $5,000,000. Outstanding balances bear interest at the lender's prime rate and are collateralized by inventory, accounts receivable and property and equipment. The credit facility requires the Companies to maintain certain financial ratios and comply with certain covenants. This agreement was renewed in April, 2006, and now expires in June 2007. The Company had borrowed $2,250,000 and $0 at December 31, 2006 and 2005, respectively.

NOTE 13 - RELATED PARTY TRANSACTIONS

A - Facilities operating lease - The Company leases it building housing the AMAX csubsidiaries from a minority stockholder. This lease calls for annual rent in the amount of $863,800.

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

NAME                 AGE         POSITION
-------------       ------       -----------------
Jasper Knabb           40        CEO and Director
Stephen Durland        52        Chief Financial Officer and Director
Billy Horn             43        Director

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

Business Experience

Officers and Directors

The following is a brief description of the business background of our executive officers, and directors:

     JASPER KNABB, CEO and Director, has more than 20 years experience in the high tech industry. Mr. Knabb's involvement in the technology business encompasses PC manufacturing and sales, computer gaming software development, Internet service provider and wireless system development and marketing. Prior to Pegasus Wireless, Mr. Knabb was the President of Wireless Frontier, Inc., (OTC BB: WFRI), from 2003 to 2004 and was responsible for business development and successfully negotiating to bring the company to public via a reverse merger. Prior to Wireless Frontier, Mr. Knabb was a Managing Director at OTC Wireless responsible for business and product development from 2001 to 2003. Prior to OTC Wireless, Mr. Knabb founded and became the President of Beach Access, a privately held Internet Service Providing company, in 1998, and successfully sold the company in 2000. Between 1985 and 1998, he was the owner and the President of Microland, a PC retailing business, and SEI, a console game developer, both privately held companies.

     STEPHEN DURLAND, CFO and Director, has been the president of Durland & Company, CPAs, PA, since he founded it in 1991. Durland & Company has specialized in the audits of micro-cap public companies since its founding. In addition, its clients have had operations in 19 foreign countries, giving the firm very heavy international experience. Since 1998, Mr. Durland has been a Director of Children's Place at Homesafe, Inc., a local non-profit serving the needs of abused and/or terminally ill children. He was a Director of Medical Makeover Corporation of America, (OTC BB: MMAM), June 2004 until March 2006. He has also been a Director of ExpressAir Delivery Systems, Inc. since 1999 and Global Eventmakers, Inc. since 2003. They are private operating companies expecting to become publicly traded in 2005 via reverse merger with publicly trading shell companies. He was a Director of two other OTC BB listed companies, American Ammunition, Inc. (July 2001 - March 2002), and JAB International, Inc. (October 2000 - June 2003). He was CFO/Acting CFO for four private operating companies, Main Line Medical Acquisition, LLC, (November 2002 - April 2003),

Powerhouse Management, Inc., (November 2002 - April 2003), Ong Corp., (March 2001 - June 2002) and American Hydroculture, Inc., (August 2000 - August 2001), none of which went public, and four OTC BB listed companies, American Ammunition, Inc. (July 2001 - March 2002), JAB International, Inc. (October 2000
- June 2003), Ocean Resources, Inc. (September 2002 - November 2003), and Safe Technologies, Inc. (September 2002 - December 2003). Of the public companies, all but two, (American Ammunition and Pegasus Wireless), had completed their reverse mergers well before Mr. Durland became aware of the companies. These CFO/Acting CFO positions have primarily been interim in nature to assist these companies through periods when they could either not afford or did not need a full-time CFO. All of the publicly traded companies, except Medical Makeover and Safe Technologies became public via reverse merger with public shells. Mr. Durland was not involved with any of the public shells prior to the reverse mergers. Prior to Durland & Company, he was responsible for the back-office operations and accounting for two companies with investment portfolios of $800 and $900 million and $36 billion (face amount) of futures and options transactions. Prior to that, he was a securities Registered Representative for two years. Mr. Durland received his BAS in Accounting from Guilford College in 1982 and has been a CPA in 14 states.

     BILLY HORN, President and CEO of Horn Asset, Inc. a Miami, Florida based equity hedge fund. Prior to this position Mr. Horn was a trader with two equity hedge funds for 12 years. Mr. Horn received his BA from Adelphi University, Garden City, NY.


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

                           SUMMARY COMPENSATION TABLE
                                                     Long Term
                                                     Compensation
------------------  ------- ------------------------ -------------
                               Annual Compensation     Awards
------------------  ------- ------------ ----------  ----------
                                                     Securities
Name and                                             Underlying
Principal            Year    Salary ($)   Bonus ($)    Options/
Position                                              SARs
------------------   ------- ------------ ----------  ----------
Alex Tsao,
former CEO and       2006    $     60,000 $        0  $        0
Chairman
                     2005-B  $     60,000 $        0  $        0
                     2005-A  $    120,000 $        0  $        0
                     2004    $    120,000 $        0  $        0

Jasper Knabb, CEO    2006    $          0 $        0  $        0
                     2005-B  $          0 $        0  $        0
                     2005-A  $          0 $        0  $        0
                     2004    $          0 $        0  $        0

Stephen Durland, CFO 2006    $          0 $        0  $        0
                     2005-B  $          0 $        0  $        0
                     2005-A  $          0 $        0  $        0
                     2004    $          0 $        0  $        0

Mr Knabb and Mr Durland elected in July 2004 to accept stock options in lieu of cash compensation for a period of two years, beginning in July 2004. Mr Tsao also elected to receive his performance based bonus for a period of two years in stock options as well. For the two years Mr Knabb and Mr Tsao were to receive 240,000 post-split options and the CFO 216,000 post-split options. All of these options are one share per option and carry a post-split exercise price of $1.625 per share. These options also carry a cash-less exercise option if elected by the officer at exercise, if the market price of the Company's common stock is at least $16.25 per share at the time of exercise, the officer can elect to return shares, to the Company in lieu of cash payment. These options are exercisable at any time after the Company's share price exceeds $12.50 per share for a full quarter, and can be exercised cash-lessly on a pro- rata basis. The performance requirement for the Chairman for year one is: a) eliminate all debt, b) take the operating company public and c) reduce the operating company loss by 40%; and for year two to double the Company's base revenue. On June 28, 2006, Jasper Knabb and Stephen Durland elected to exercise their options for cash. The Company is evaluating Mr Tsao's options at present.

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

----------------------------------------------------------------------------
Name and Address of              Title of   Amount and Nature of    Percent
Beneficial Owner                  Class       Beneficial Owner      of Class
----------------------------------------------------------------------------
Jasper Knabb(1)                  Common            764,135             3.5%
277 Royal Poinciana Way,
 Suite 153
Palm Beach, FL 33480
----------------------------------------------------------------------------
Stephen Durland(1)               Common            226,381             1.1%
277 Royal Poinciana Way,
 Suite 153
Palm Beach, FL 33480
----------------------------------------------------------------------------
Billy Horn(1)                    Common             20,000             0.1%
277 Royal Poinciana Way,
 Suite 153
Palm Beach, FL 33480
----------------------------------------------------------------------------
All Executive Officers, Directors                1,010,516             4.7%
as a group

                           Certain Beneficial Owners
----------------------------------------------------------------------------
Name and Address of              Title of   Amount and Nature of    Percent
Beneficial Owner                  Class       Beneficial Owner      of Class
----------------------------------------------------------------------------
Vision 2000 Ventures, Ltd(1)     Common          1,814,752             8.4%
Taiwan, Republic of China
---------------------------------------------------------------------------
Alex Tsao(1)                     Common          1,860,903            8.6%
Saratoga, CA
---------------------------------------------------------------------------
TOTAL                                            1,814,752           17.0%

(1) Based upon 21,608,848 shares of the Company's common stock issued and outstanding as of December 301 2005.


Item 12. Certain Relationships and Related Transactions

None


Item 13. Exhibits

Exhibit
Number    Description
-------   -----------------------

31.1      Certification  Certificate of the Chief Executive  Officer pursuant to
          Section 302 of Sarbanes-Oxley Act of 2002.

31.2      Certification  Certificate of the Chief Financial  Officer pursuant to
          Section 302 of Sarbanes-Oxley Act of 2002.

32.1      Certification  Certificate of the Chief Executive  Officer pursuant to
          Section 906 of Sarbanes-Oxley Act of 2002.

32.2      Certification  Certificate of the Chief Financial  Officer pursuant to
          Section 906 of Sarbanes-Oxley Act of 2002.
--------
*    Filed herewith

(b) Reports on Form 8-K filed in the last quarter of 2006:

None


Item 14. Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, Pollard-Kelley Auditing Services, Inc.:

                                Year ended                 Six Months ended
                                  December 31,               December 31,
                                   2006                            2005
                               ---------------            ---------------
1.   Audit fees                   $     60,000                 $   20,000
2.   Audit-related fees                      -                          -
3.   Tax fees                                -                          -
4.   All other fees                          -                          -
                               ---------------            ---------------
   Totals                         $     60,000                 $   20,000

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

The Board reviewed the audited financial statements of the Company as of and for the year and six months ended December 31, 2006 and 2005 with management and its independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the respective independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the respective independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year and six months ended December 31, 2006 and 2005, for filing with the Securities and Exchange Commission.

The Company's principal accountant for the year and six months ended December 31, 2006 and 2005, Pollard-Kelley Auditing Services, Inc. did not engage any other persons or firms other than the respective principal accountant's full-time, permanent employees.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Pegasus Wireless Corp.
                                  (Registrant)

Date: March 29, 2007        /s/ Jasper Knabb
                           ------------------------------------------------
                           Jasper Knabb, CEO and Director

                           /s/Stephen Durland
                           ------------------------------------------------
                           Stephen Durland, CFO and Director

                           /s/Billy Horn
                           ------------------------------------------------
                           Billy Horn, Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                        Date

By: /s/Jasper Knabb
   --------------------------     CEO & Director          March 29, 2007
    Jasper Knabb


By: /s/Stephen Durland
   --------------------------     CFO & Director          March 29, 2007
    Stephen Durland


By: /s/Billy Horn
   --------------------------    Director                 March 29, 2007
    Billy Horn