Form 10QSB
period 2007-03-31
PEGASUS WIRELESS CORP
filed 2007-05-21
CIK 1126752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2007

Commission file no.: 000-32567


                             PEGASUS WIRELESS CORP.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


        Nevada                                                   52-2273215
------------------------------------                     -----------------------
(State or other jurisdiction of                          (I.R.S.Employer
   incorporation or organization)                           Identification No.)

277 Royal Poinciana Way, Suite 153
         Palm Beach, Florida                                   33480
------------------------------------------               -----------------------
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

 Yes [X] No [_]


         As of March 31, 2007, there were 34,608,848 shares of voting stock of the registrant issued and outstanding.

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

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-4

Consolidated Statements of Stockholders' Equity (Deficiency).................F-5

Consolidated Statements of Cash Flows........................................F-7

Notes to Consolidated Financial Statements...................................F-8

                             PEGASUS WIRELESS CORP.
                           Consolidated Balance Sheets

                                                                     March 31,         December 31,
                                                                        2006               2006
                                                                 ------------------ -------------------
                ASSESTS
CURRENT ASSETS                                                      (Unaudited)
  Cash and equivalents                                           $        1,057,932 $         1,876,432
  Accounts receivable, net of reserve of $15,837 and $17,053             12,009,725          11,995,746
  Inventory, net of reserve of $0 and $656,602                            6,979,622           7,450,706
  Prepaid expenses and other current assets                               1,002,071           1,991,108
                                                                 ------------------ -------------------
          Total current assets                                           21,049,350          23,313,992
                                                                 ------------------ -------------------
PROPERTY AND EQUIPMENT
  Land                                                                      415,587             422,535
  Buildings                                                                 150,096             152,606
  Computers and equipment                                                 1,199,359           1,203,067
  Machinery and equipment                                                 5,033,378           2,352,861
  Office furniture, fixtures and equipment                                  833,075             873,485
  Vehicles                                                                  513,555             552,916
  Leasehold improvements                                                  1,002,021             468,929
                                                                 ------------------ -------------------
    Total Property and Equipment                                          9,147,071           6,026,399
        Less accumulated depreciation                                    (3,615,990)         (3,667,486)
                                                                 ------------------ -------------------
          Net property and equipment                                      5,531,081           2,358,913
                                                                 ------------------ -------------------
OTHER ASSETS
  Intangible assets, net                                                  6,952,291           7,252,291
  Goodwill                                                                7,103,207           7,103,207
  Deposits and other assets                                               2,721,882           2,301,910
                                                                 ------------------ -------------------

          Total other assets                                             16,777,380          16,657,408
                                                                 ------------------ -------------------

Total Assets                                                     $       43,357,811 $        42,330,313
                                                                 ================== ===================

                                  (CONTINUED)

                             PEGASUS WIRELESS CORP.
                           Consolidated Balance Sheets
                                  (CONTINUED)

                                                                     March 31,         December 31,
                                                                        2006               2006
                                                                 ------------------ -------------------
   LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                              $        6,171,695 $         7,428,003
   Accrued expenses                                                       6,277,254           4,113,608
   Accrued income taxes payable                                                   0                   0
   Customer deposits                                                            905               8,921
   Line of credit                                                         1,700,000           2,250,000
   Current portion of long-term debt                                         75,953              57,223
                                                                 ------------------ -------------------
          Total current liabilities                                      14,225,807          13,857,755
                                                                 ------------------ -------------------
LONG-TERM DEBT
   Notes payable                                                            479,863             574,546
                                                                 ------------------ -------------------
          Total long-term debt                                              479,863             574,546
                                                                 ------------------ -------------------
Total Liabilities                                                        14,705,670          14,432,301
                                                                 ------------------ -------------------
Minority interest in consolidated subsidiary                              4,046,305           3,916,337
                                                                 ------------------ -------------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized
    10,000,000 shares; none issued and outstanding                                0                   0
   Common stock, $0.0001 par value, authorized
    100,000,000 shares; 34,608,848 and 21,608,848
    issued and outstanding shares                                             3,461               2,161
   Additional paid-in capital                                            52,426,968          52,298,269
   Deferred compensation                                                (14,938,114)        (15,261,474)
   Accumulated comprehensive income (loss)                                  (40,099)            (15,795)
   Accumulated deficit                                                  (12,846,380)        (13,041,485)
                                                                 --------------------------------------

          Total stockholders' equity (deficiency)                        24,605,836          23,981,676
                                                                 ------------------ -------------------
Total Liabilities and Stockholders' Equity (Deficiency)          $       43,357,811 $        42,330,314
                                                                 ================== ===================

     The accompanying notes are an integral part of the financial statements.

                             PEGASUS WIRELESS CORP.
                      Consolidated Statements of Operations
                          Three Months Ended March 31,
                                   (Unaudited)

                                                                              2007                  2006
                                                                       ------------------    -------------------
REVENUES                                                               $       30,695,887    $        23,061,893

COST OF SALES                                                                  28,528,167             20,984,386
                                                                       ------------------    -------------------
Gross Margin                                                                    2,167,720              2,077,507

OPERATING EXPENSES
    Sales and marketing                                                           752,872                677,314
    Depreciation and amortization                                                 125,953                133,861
    General and administrative                                                    939,145                964,568
                                                                       ------------------    -------------------
          Total operating expenses                                              1,817,970              1,775,743
                                                                       ------------------    -------------------
 Operating income (loss)                                                          349,750                301,764
                                                                       ------------------    -------------------
OTHER INCOME (EXPENSE):
    Interest expense                                                              (56,913)                     0
    Other income                                                                    9,909                 22,486
    Other expense                                                                    (380)                (4,411)
                                                                       ------------------    -------------------
          Total other income (expense)                                            (47,384)                18,075
                                                                       ------------------    -------------------
Net income (loss) before income tax and minority interest                         302,366            319,839
    Income tax                                                                          0                      0
                                                                       ------------------    -------------------

Net income (loss) before minority interest                                        302,366
    Minority interest in consolidated subsidiary net income (loss)                107,263                 90,143
                                                                       ------------------    -------------------

Net income (loss)                                                      $          195,103    $           229,696
                                                                       ==================    ===================
Net income (loss) per common share - basic                             $             0.01    $              0.01
                                                                       ==================    ===================
Weighted average number of common shares outstanding - basic                   34,608,848             15,017,190
                                                                       ==================    ===================
Net income (loss) per common share - fully diluted                     $             0.01    $              0.01
                                                                       ==================    ===================
Weighted average number of common shares outstanding - fully diluted           49,608,848             15,713,190
                                                                       ==================    ===================

     The accompanying notes are an integral part of the financial statements.

                             PEGASUS WIRELESS CORP.
          Consolidated Statements of Stockholders' Equity (Deficiency)*


                            Number of      Number of
                             Shares -      Shares -       Amount -       Amount -
                            Preferred       Common*      Preferred        Common
                           ------------  -------------  ------------   ------------
BEGINNING  BALANCE,
  June 30, 2004              15,295,206      1,129,057    12,663,209        416,865

Pfd converted to common     (15,295,206)     3,352,941   (12,663,209)    12,663,209
Recapitalization                      0      1,600,000             0    (13,079,466)
Acquisition of subsidiary             0        600,000             0             60
Recapitalization                      0        287,954             0             29
    Net loss                          0              0             0              0
                           ------------  -------------  ------------   ------------

BALANCE, June 30, 2005                0      6,969,952             0            697
Employ stk options exercise           0         23,742             0              2
Two for one forward split             0      6,993,693             0            699
Common stk issued for cash            0        158,730             0             16
Comm stk issued - acquisit            0        167,691             0             17
Comprehensive inc/loss                0              0             0              0
    Net income                        0              0             0              0
                           ------------  -------------  ------------   ------------
Balance, December 31, 2005            0     14,313,808             0          1,431
Recap shares issued                   0        724,742             0             72
Receipt of subs receivable            0              0             0              0
Common stk issued for cash            0        115,000             0             12
Comm stk issued-acquisition           0         28,547             0              3
Acquisition shs returned              0        (76,200)            0             (8)
Common stock retired                  0     (2,804,574)            0           (280)
Common stk opt exercised              0        456,000             0             46
Employ stk options exercise           0         28,333             0              3
Comm stk-retirement pkg               0        395,870             0             40
Comm stk - BOD fees                   0         71,431             0              7
Comm stk issued for debt              0      7,376,016             0            737
Comm stk issed for tech               0        580,000             0             58
Comm stk issued for svcs              0        400,000             0             40
Amortize deferred comp                0              0             0              0
Comprehensive inc/loss                0              0             0              0
    Net income                        0              0             0              0
                           ------------  -------------  ------------   ------------
Balance December 31, 2006             0     21,608,973             0          2,161
Comm stk issued for debt              0     13,000,000             0          1,300
Amortize deferred comp                0              0             0              0
    Net income                        0              0             0              0
                           ------------  -------------  ------------   ------------
Balance March 31, 2007                0     34,608,973  $          0   $      3,461
                           ============  =============  ============   ============

                                  (CONTINUED)

                             PEGASUS WIRELESS CORP.
          Consolidated Statements of Stockholders' Equity (Deficiency)*
                                  (CONTINUED)

                      Stock
   Add'l.           Subscript                            Total
  Paid-in          Receivable/       Accumulated     Stockholders'
  Capital           Def Comp           Deficit          Equity
------------    -----------------  ---------------  ---------------


           0                    0      (13,010,342)          69,732

           0                    0                                 0
  14,104,850                    0                0        1,025,384
         240                    0                0              300
     799,785                    0                0          799,814
           0                    0         (672,796)        (672,796)
------------    -----------------  ---------------  ---------------

  14,904,875                    0      (13,683,138)       1,222,434
      25,026                    0                0           25,028
        (699)                   0                0                0
   5,999,984            (750,000)                0        5,250,000
   3,999,983                    0                0        4,000,000
           0                    0             (104)            (104)
           0                    0           29,378           29,378
------------    -----------------  ---------------  ---------------
  24,929,169            (750,000)      (13,653,864)      10,526,736
         (72)                   0                0                0
           0              750,000                0          750,000
   4,999,988                    0                0        5,000,000
     649,997                    0                0          650,000
           8                    0                0                0
         280                    0                0                0
     740,954                    0                0          741,000
      35,414                    0                0           35,417
  11,381,211         (11,381,251)                0                0
   2,053,623          (2,053,630)                0                0
     367,795                    0                0          368,532
   4,999,942                    0                0        5,000,000
   2,139,960          (2,140,000)                0                0
           0              313,407                0          313,407
           0                    0          (15,691)         (15,691)
           0                    0          612,275          612,275
------------    -----------------  ---------------  ---------------
  52,298,269         (15,261,474)      (13,057,280)      23,981,676
     128,700                    0                0          130,000
           0              323,359                0          323,359
           0                    0          195,105          195,105
------------    -----------------  ---------------  ---------------
$ 52,426,969         (14,938,115)  $   (12,862,175) $    24,630,140
============    =================  ===============  ===============

*    Reflects one for five reverse split effective December 8, 2006.

     The accompanying notes are an integral part of the financial statements.

                             PEGASUS WIRELESS CORP.
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)

                                                                                       2007                 2006
                                                                                ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $          195,105   $          229,695
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                         125,953              133,861
     Amortization of deferred compensation                                                 323,359                    0
      Minority interest in net income (loss) of consolidated subsidiary                    107,263               90,143
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                           (355,381)            (834,811)
     (Increase) decrease in inventory                                                      218,428               41,728
     (Increase) decrease in prepaid expenses                                             1,456,391              (17,700)
     (Increase) decrease in deposits and other assets                                     (580,020)            (126,798)
     Increase (decrease) in accounts payable                                            (1,512,386)           1,303,383
     Increase (decrease) in accrued expenses                                             1,167,660             (416,520)
     Increase (decrease) in other current liabilities                                      978,336               (3,961)
     Increase (decrease) in accrued income taxes payable                                         0             (299,607)
     Increase (decrease) in customer deposits                                               (8,000)               4,519
                                                                                ------------------   ------------------
Net cash  provided (used) by operating activities                                        2,116,708              103,932
                                                                                ------------------   ------------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                 (2,613,769)             (32,819)
     Cash paid for acquisitions                                                                  0             (650,000)
     Sale/retirement of fixed assets                                                             0                7,293
                                                                                ------------------   ------------------
Net cash provided (used) by investing activities                                        (2,613,769)            (675,526)
                                                                                ------------------   ------------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Cash acquired in acquisition/reorganization                                                 0              687,618
     Proceeds from loans                                                                         0                    0
     Repayment of loans                                                                    (25,147)             (10,706)
     Issuance of common stock for cash                                                           0            2,000,000
                                                                                ------------------   ------------------
Net cash provided by financing activities                                                  (25,147)           2,676,912
                                                                                ------------------   ------------------
Effect of exchange rates on cash                                                          (296,292)                   0

Net increase (decrease) in cash and equivalents                                           (818,500)           2,105,318

CASH and equivalents, beginning of period                                                1,876,432            1,079,588
                                                                                ------------------   ------------------
CASH and equivalents, end of period                                             $        1,057,932   $        3,184,906
                                                                                ==================   ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                           $                0   $                0
                                                                                ==================   ==================
Income taxes paid in cash                                                       $                0   $          299,607
                                                                                ==================   ==================
Non-Cash Financing Activities:
  Issuance of common stock to effect acquisition                                $                0   $          650,000
                                                                                ==================   ==================
  Issuance of common stock to settle debt                                       $          130,000   $                0
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

Intangibles - Goodwill in the amount of $7,103,207 was recorded as a result of the acquisitions of AMAX, Cnet and SKI. The Company will evaluate this asset periodically to determine impairment, if any. The Company acquired certain technology in 2006 in exchange for 580,000 shares of common stock, valued at $5,000,000, or $8.62 per share.

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

Interim financial information - The financial statements for the three months ended March 31, 2007 and 2006, are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year's results.

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements

NOTE 3 - ACCOUNTS RECEIVABLE

The Company uses the allowance method to account for its doubtful accounts. The allowance for doubtful accounts is based on management's estimates. Accounts receivable consist of the following:


                                       March 31, 2007       December 31, 2006
                                      -----------------    ------------------
Trade accounts receivable             $      11,965,998    $       11,944,181
Allowance for doubtful accounts                (15,837)              (17,053)
                                      -----------------    ------------------

Total                                 $      11,950,161    $       11,927,128
                                      =================    ==================


NOTE 4 - INVENTORY

The Company values its inventory at the lower of cost or market, cost determined using the standard cost method. The Company also utilizes the reserve method to account for slow moving and obsolete inventory. The Company disposed of its obsolete inventory in the first quarter 2007. Inventory consists of the following:

                                       March 31, 2007       December 31, 2006
                                      -----------------    ------------------
Inventory                             $       6,979,622    $        8,107,308
Less: Reserve for obsolescence                        0             (656,602)
                                      -----------------    ------------------
Total                                 $       6,979,622    $        7,450,706
                                      =================    ==================


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

In the first quarter 2006, the Company issued 724,742 shares, inclusive of forward split shares, as a direct result of stockholders being unable to get their Homeskills share certificates from their brokerage house holdings until this time in order to complete the exchange. In January 2006, the Company issued 40,000 shares of restricted common stock to the President of the Company in exchange for $2,000,000 in cash , valued at $50.00 per share. In January 2006, the Company issued 28,547 shares of restricted common stock to complete the acquisition of SKI, valued at $650,000, or $22.75 per share. In March 2006, the sellers of AMAX returned 76,200 shares to the Company, bringing their per share value to $43.75 per share, or the market closing price the day before the acquisition was closed. On June 28, 2006, the Company issued 75,000 shares of restricted common stock to the President of the Company in exchange for $3,000,000 in cash, valued at $4.00 per share. On June 28, 2006, the President and CFO of the Company exercised their options, (granted in June 2004), for shares amounting to 240,000 and 216,000, respectively. The cash exercise price of these options was $1.625 per share, for a total of $390,000 and $351,000, respectively. In the third quarter, the estate of a former company employee exercised their employee stock options. These options were issued in years prior to the reverse merger and had exercise prices ranging from $0.75 to $2.50 per share. As a result of this option exercise the Company issued 28,333 shares in exchange for $35,417 in cash. In the third quarter the Company issued 395,870 shares of common stock as a portion of the retirement and 5-year non-compete package of Alex Tsao. During 2006 the Company retired 2,804,574 shares of common stock. During 2006 the Company issued 7,376,016 shares of common stock to satisfy $368,532 debt owed by the Company from prior to the change in control. In the third quarter the Company issued 580,000 shares of common stock valued at $5,000,000 to acquire the Maccontrol technology. In the third quarter the

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements


NOTE 5 - STOCKHOLDERS' EQUITY, continued

Company issued 400,000 shares of common stock in exchange for prospective consulting services valued at $2,140,000. In the third quarter the Company issued 71,431 shares of common stock to the members of the Board of Directors as payment of Board compensation, valued at $2,053,630.

In the first quarter 2007 the Company issued 13,000,000 shares of common stock to satisfy $130,000 debt owed by the Company from prior to the change in control in June 2005.


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
                                      =============

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements

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


NOTE 11 - STOCK OPTION PLAN FOR OFFICERS

The Company's President and CFO elected in July 2004 to accept stock options in lieu of cash compensation for a period of two years, beginning in July 2004. The Chairman also elected to receive his performance based bonus for a period of two years in stock options as well. For the two years the Chairman and President are to receive 240,000 post- split options and the CFO 216,000 post-split options.
All of these options are one share per option and carry a post-split exercise price of $1.625 per share. These options also carry a cash-less exercise option if elected by the officer at exercise, if the market price of the Company's common stock is at least $16.25 per share at the time of exercise, the officer can elect to return shares, to the Company in lieu of cash payment. These options are exercisable at any time after the Company's share price exceeds $12.50 per share for a full quarter, and can be exercised cashlessly on a pro-rata basis. The performance requirement for the Chairman for year one is: a) eliminate all debt, b) take the operating company public and c) reduce the operating company loss by 40%; and for year two to double the Company's base revenue. If the expenses related to taking the operating company public are excluded, the Chairman met the requirements for the first year. On June 28, 2006, the President and CFO of the Company exercised their options, for shares. The cash exercise price was $390,000 and $351,000, respectively. The Company is evaluating the stock options of Alex Tsao.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

     The revenues for the three months ended March 31, 2007, $30,695,900, increased 33.1% over the same quarter of 2006, $23,061,900, and 8% over the fourth quarter of 2006, $28,422,000. Our revenue growth is primarily attributable the relocation of our Fremont office to Freeport, Grand Bahama, beginning production of there and sales of the Cynalynx product. Beginning production of the Cynalynx product took place on February 22, 2007. As a result, the first quarter 2007 was a transition quarter for us.

     We expect to continue revenue growth, although not at the pace we would like to record until we have had sufficient time to build our inventory of finished goods to the levels needed to ensure delivery to our existing and potential customers in a timely fashion.

     Our gross profit for the three months ended March 31, 2007, $2,167,700, increased 4% over the same quarter of 2006, $2,077,500. A portion of our revenue growth consisted of product with a lower gross margin than we are normally accustomed to.

     We expect to see our gross profit percentage to begin to return to our accustomed level as the sales of our products manufactured in our own plants increase.

     Our operating expenses for the three months ended March 31, 2007, $1,818,000, increased 2% over the same quarter of 2006, $1,775,700. The increase over the first quarter 2006, is principally attributable to the relocation, build-out and training costs.

     Our operating profit for the three months ended March 31, 2007, $349,800, increased 15.9% over the same quarter of 2006, $301,800. Our operating profit growth is principally attributable to our revenue growth.

     Our net profit for the three months ended March 31, 2006, $195,100, decreased 14.8% over the same quarter of 2006, $229,700. Our net profit decline is principally attributable to the non-cash amortization of deferred compensation granted to our board of directors in 2006, which amounted to a $323,400 expense in the first quarter 2007..

Liquidity and Capital Resources

     At March 31, 2007 and December 31, 2006, respectively, the Company had working capital of approximately $6,823,500 and $9,456,200.

Net Operating Loss Carry-forwards

     The Company has net operating loss carry-forwards of $12,846,400, expiring beginning June 30, 2008. We have been reporting a profit on a consistent basis for six consecutive quarters. As long as this trend continues we will evaluate reducing our reserve for our income tax asset.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In the first quarter 2007, the Company issued 13,000,000 shares of restricted common stock to satisfy $130,000 debt owed by the Company from prior to the change in control in June 2005.


ITEM 3. DEFAULTS IN SENIOR SECURITIES

     None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

     None


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
----------------------------------------------------------------------

31.1    *   Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2    *   Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1    *   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2    *   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
---------------
* Filed herewith


     (b) During the quarter we filed no Forms 8-K.



                                   SIGNATURES


     In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                             PEGASUS WIRELESS CORP.


Dated: May 21, 2007

                             By:      /s/ Stephen Durland
                                 ---------------------------
                                 Stephen Durland
                                 Chief Financial Officer