Form 10QSB
period 2007-06-30
PEGASUS WIRELESS CORP
filed 2007-08-14
CIK 1126752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2007


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


As of June 30, 2007, there were 41,908,848 shares of voting stock of the registrant issued and outstanding.

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

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-3

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

                             PEGASUS WIRELESS CORP.
                           Consolidated Balance Sheets

                                                                                      June 30,           December 31,
                                                                                        2006                 2006
                                                                                --------------------- ------------------
                                                                                     (Unaudited)
                ASSETS
CURRENT ASSETS
  Cash and equivalents                                                          $           1,516,061 $        1,876,432
  Accounts receivable, net of reserve of $15,837 and $17,053                               12,894,530         11,995,746
  Inventory, net of reserve of $0 and $656,602                                              6,836,639          7,450,706
  Prepaid expenses and other current assets                                                   616,147          1,991,108
                                                                                --------------------- ------------------
          Total current assets                                                             21,863,377         23,313,992
                                                                                --------------------- ------------------
PROPERTY AND EQUIPMENT
  Land                                                                                        419,064            422,535
  Buildings                                                                                   151,352            152,606
  Computers and equipment                                                                   1,201,215          1,203,067
  Machinery and equipment                                                                   3,608,378          2,352,861
  Office furniture, fixtures and equipment                                                    841,633            873,485
  Vehicles                                                                                    487,939            552,916
  Leasehold improvements                                                                      467,021            468,929
                                                                                --------------------- ------------------
    Total Property and Equipment                                                            7,176,602          6,026,399
        Less accumulated depreciation                                                      (3,629,296)        (3,667,486)
                                                                                --------------------- ------------------
          Net property and equipment                                                        3,547,306          2,358,913
                                                                                --------------------- ------------------
OTHER ASSETS
  Intangible assets, net                                                                    6,952,291          7,252,291
  Goodwill                                                                                  7,103,207          7,103,207
  Deposits and other assets                                                                 2,439,678          2,301,910
                                                                                --------------------- ------------------
          Total other assets                                                               16,495,176         16,657,408
                                                                                --------------------- ------------------
Total Assets                                                                    $          41,905,859 $       42,330,313
                                                                                ===================== ==================
        LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                             $           7,275,929 $        7,428,003
   Accrued expenses                                                                         5,288,251          4,113,608
   Accrued income taxes payable                                                                     0                  0
   Customer deposits                                                                              913              8,921
   Line of credit                                                                           1,700,000          2,250,000
   Current portion of long-term debt                                                           56,868             57,223
                                                                                --------------------- ------------------
          Total current liabilities                                                        14,321,961         13,857,755
                                                                                --------------------- ------------------
LONG-TERM DEBT
   Notes payable                                                                              476,731            574,546
                                                                                --------------------- ------------------
          Total long-term debt                                                                476,731            574,546
                                                                                --------------------- ------------------
Total Liabilities                                                                          14,798,692         14,432,301
                                                                                --------------------- ------------------
Minority interest in consolidated subsidiary                                                4,121,507          3,916,337
                                                                                --------------------- ------------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized 50,000,000 shares;
     none issued and outstanding                                                                    0                  0
   Common stock, $0.0001 par value, authorized 100,000,000 shares;
     41,908,848 and 21,608,848 issued and outstanding shares                                    4,191              2,161
   Additional paid-in capital                                                              52,499,239         52,298,269
   Deferred compensation                                                                  (14,938,114)       (15,261,474)
   Accumulated comprehensive income (loss)                                                    (63,390)           (15,795)
   Accumulated deficit                                                                    (14,516,266)       (13,041,485)
                                                                                ----------------------------------------
          Total stockholders' equity (deficiency)                                          22,985,660         23,981,676
                                                                                --------------------- ------------------
Total Liabilities and Stockholders' Equity (Deficiency)                         $          41,905,859 $       42,330,314
                                                                                ===================== ==================

     The accompanying notes are an integral part of the financial statements

                             PEGASUS WIRELESS CORP.
                      Consolidated Statements of Operations
                       Three and Six Months Ended June 30,
                                   (Unaudited)

                                                                       Three Months Ended             Six Months Ended
                                                                            June 30,                      June 30,
                                                                 -----------------------------  -----------------------------
                                                                      2007             2006           2007           2006
                                                                 -------------- --------------  --------------  -------------
REVENUES                                                         $   28,196,156 $   25,409,739  $   58,892,043  $  48,471,632
COST OF SALES                                                        25,158,994     22,895,519      53,687,161     43,879,905
                                                                 -------------- --------------  --------------  -------------
          Gross Margin                                                3,037,162      2,514,220       5,204,882      4,591,727

OPERATING EXPENSES:
   General and administrative expenses                                1,631,222      1,086,564       2,570,367      2,051,132
   Selling and marketing expenses                                       787,689        733,488       1,540,561      1,410,802
   Depreciation and amortization                                        124,484        132,459         250,437        266,320
                                                                 -------------- --------------  --------------  -------------
          Total expenses                                              2,543,395      1,952,511       4,361,365      3,728,254
                                                                 -------------- --------------  --------------  -------------
                Income (Loss) from operations                           493,767        561,709         843,517        863,473
                                                                 -------------- --------------  --------------  -------------
OTHER INCOME (EXPENSE):
   Other income                                                           9,040         19,642          18,949         42,128
   Interest expense                                                     (39,491)        (3,953)        (96,404)        (8,364)
   Other expense                                                        (97,999)             0         (98,379)       (14,390)
                                                                 -------------- --------------  --------------  -------------
          Total other income (expense)                                 (128,450)        15,689        (175,834)        19,374
                                                                 -------------- --------------  --------------  -------------
Net income (loss) before income tax (credit)
 and minority interest and extraordinary item                           365,317        577,398         667,683        882,847
   Income tax (credit)                                                        0              0               0              0
   Minority interest in consolidated subsidiary income (loss)          (289,727)      (329,535)       (182,464)      (419,678)
   Write-off fixed assets upon plant closing                         (1,960,000)             0      (1,960,000)             0
                                                                 -------------- --------------  --------------  -------------
Net income (loss)                                                    (1,884,410)       247,863      (1,474,781)       463,169
Other comprehensive income (loss)
   Foreign currency translation gain (loss)                             (23,240)       (44,020)        (47,594)        83,865
                                                                 -------------- --------------  --------------  -------------
Comprehensive income (loss)                                      $   (1,907,650)$      203,843  $   (1,522,375) $     547,034
                                                                 ============== ==============  ==============  =============

Income (loss) per weighted average common share - basic          $        (0.04)$         0.01  $        (0.03) $        0.01
                                                                 ============== ==============  ==============  =============
Income (loss) per weighted average common share - fully diluted  $        (0.03)$         0.01  $        (0.03) $        0.01
                                                                 ============== ==============  ==============  =============

Number of weighted average common shares outstanding-basic           41,908,848     15,046,288      41,908,848     15,019,637
                                                                 ============== ==============  ==============  =============
Number of weighted average common shares outstanding-diluted         50,608,848     15,286,288      50,608,848     15,259,637
                                                                 ============== ==============  ==============  =============

     The accompanying notes are an integral part of the financial statements

                             PEGASUS WIRELESS CORP.
          Consolidated Statements of Stockholders' Equity (Deficiency)*


                            Number of      Number of
                             Shares -      Shares -       Amount -       Amount -
                            Preferred       Common*      Preferred        Common
                           ------------  -------------  ------------   ------------
BEGINNING  BALANCE,
  June 30, 2004              15,295,206      1,129,057    12,663,209        416,865

Pfd converted to common     (15,295,206)     3,352,941   (12,663,209)    12,663,209
Recapitalization                      0      1,600,000             0    (13,079,466)
Acquisition of subsidiary             0        600,000             0             60
Recapitalization                      0        287,954             0             29
    Net loss                          0              0             0              0
                           ------------  -------------  ------------   ------------

BALANCE, June 30, 2005                0      6,969,952             0            697
Employ stk options exercise           0         23,742             0              2
Two for one forward split             0      6,993,693             0            699
Common stk issued for cash            0        158,730             0             16
Comm stk issued - acquisit            0        167,691             0             17
Comprehensive inc/loss                0              0             0              0
    Net income                        0              0             0              0
                           ------------  -------------  ------------   ------------
Balance, December 31, 2005            0     14,313,808             0          1,431
Recap shares issued                   0        724,742             0             72
Receipt of subs receivable            0              0             0              0
Common stk issued for cash            0        115,000             0             12
Comm stk issued-acquisition           0         28,547             0              3
Acquisition shs returned              0        (76,200)            0             (8)
Common stock retired                  0     (2,804,574)            0           (280)
Common stk opt exercised              0        456,000             0             46
Employ stk options exercise           0         28,333             0              3
Comm stk-retirement pkg               0        395,870             0             40
Comm stk - BOD fees                   0         71,431             0              7
Comm stk issued for debt              0      7,376,016             0            737
Comm stk issed for tech               0        580,000             0             58
Comm stk issued for svcs              0        400,000             0             40
Amortize deferred comp                0              0             0              0
Comprehensive inc/loss                0              0             0              0
    Net income                        0              0             0              0
                           ------------  -------------  ------------   ------------
Balance December 31, 2006             0     21,608,973             0          2,161
Comm stk issued for debt              0     13,000,000             0          1,300
Amortize deferred comp                0              0             0              0
    Net income                        0              0             0              0
                           ------------  -------------  ------------   ------------
Balance June 30, 2007                 0     41,908,973  $          0   $      4,191
(unaudited)                ============  =============  ============   ============

                                  (CONTINUED)

                             PEGASUS WIRELESS CORP.
          Consolidated Statements of Stockholders' Equity (Deficiency)*
                                  (CONTINUED)

                      Stock
   Add'l.           Subscript                            Total
  Paid-in          Receivable/       Accumulated     Stockholders'
  Capital           Def Comp           Deficit          Equity
------------    -----------------  ---------------  ---------------


           0                    0      (13,010,342)          69,732

           0                    0                                 0
  14,104,850                    0                0        1,025,384
         240                    0                0              300
     799,785                    0                0          799,814
           0                    0         (672,796)        (672,796)
------------    -----------------  ---------------  ---------------

  14,904,875                    0      (13,683,138)       1,222,434
      25,026                    0                0           25,028
        (699)                   0                0                0
   5,999,984            (750,000)                0        5,250,000
   3,999,983                    0                0        4,000,000
           0                    0             (104)            (104)
           0                    0           29,378           29,378
------------    -----------------  ---------------  ---------------
  24,929,169            (750,000)      (13,653,864)      10,526,736
         (72)                   0                0                0
           0              750,000                0          750,000
   4,999,988                    0                0        5,000,000
     649,997                    0                0          650,000
           8                    0                0                0
         280                    0                0                0
     740,954                    0                0          741,000
      35,414                    0                0           35,417
  11,381,211         (11,381,251)                0                0
   2,053,623          (2,053,630)                0                0
     367,795                    0                0          368,532
   4,999,942                    0                0        5,000,000
   2,139,960          (2,140,000)                0                0
           0              313,407                0          313,407
           0                    0          (15,691)         (15,691)
           0                    0          612,275          612,275
------------    -----------------  ---------------  ---------------
  52,298,269         (15,261,474)      (13,057,280)      23,981,676
     128,700                    0                0          130,000
           0              323,359                0          323,359
           0                    0          195,105          195,105
------------    -----------------  ---------------  ---------------
$ 52,499,239         (14,938,115)  $   (14,579,655) $    22,985,660
============    =================  ===============  ===============

*    Reflects one for five reverse split effective December 8, 2006.

     The accompanying notes are an integral part of the financial statements.

                             PEGASUS WIRELESS CORP.
                      Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)

                                                                                       2007                  2006
                                                                                -----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $      (1,474,781)    $        463,169
Adjustments to reconcile net loss to net cash used
 by operating activities:
     Depreciation and amortization                                                        250,437              266,320
     Amortization of deferred compensation                                                323,359                    0
     Write-off of fixed assets - plant closing                                          1,960,000                    0
     Minority interest in net income (loss) of consolidated subsidiary                   182,464              499,678
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                        (1,157,704)          (3,990,232)
     (Increase) decrease in inventory                                                     362,593              717,016
                                                                                          =======
     (Increase) decrease in prepaid expenses                                            1,532,871              (40,541)
     (Increase) decrease in deposits and other assets                                    (297,259)            (599,983)
     Increase (decrease) in accounts payable                                              (35,633)           2,426,218
     Increase (decrease) in accrued expenses                                              164,420              824,873
     Increase (decrease) in other current liabilities                                     970,959               (5,468)
     Increase (decrease) in accrued income taxes payable                                        0             (613,447)
     Increase (decrease) in customer deposits                                              (8,000)               7,239
                                                                                -----------------     ----------------
Net cash  provided (used) by operating activities                                       2,773,726              (45,158)
                                                                                -----------------     ----------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                (2,596,507)             (50,955)
     Cash paid for acquisitions                                                                 0             (650,000)
     Sale/retirement of fixed assets                                                            0               38,996
                                                                                -----------------     ----------------
Net cash provided (used) by investing activities                                       (2,596,507)            (661,959)
                                                                                -----------------     ----------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Cash acquired in acquisition/reorganization                                                0              687,618
     Proceeds from loans                                                                        0                    0
     Repayment of loans                                                                  (587,241)             (10,844)
     Issuance of common stock for cash                                                          0            1,000,000
                                                                                -----------------     ----------------
Net cash provided by financing activities                                                (587,241)           1,676,774
                                                                                -----------------     ----------------
Effect of exchange rates on cash                                                           49,651              969,657
Net increase (decrease) in cash and equivalents                                          (360,371)              81,890
                                                                                -----------------     ----------------
CASH and equivalents, beginning of period                                               1,876,432            1,079,588
                                                                                -----------------     ----------------
CASH and equivalents, end of period                                             $       1,516,061     $      2,131,135
                                                                                =================     ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                           $               0     $          8,364
                                                                                =================     ================
Income taxes paid in cash                                                       $               0     $        245,808
                                                                                =================     ================
Non-Cash Financing Activities:
  Issuance of common stock to effect acquisition                                $               0     $        650,000
                                                                                =================     ================
  Issuance of common stock to settle debt                                       $         203,000     $              0
                                                                                =================     ================
  Issuance of common stock for subscription receivable                          $               0     $      3,000,000
                                                                                =================     ================
  Issuance of common stock for option exercise - cash receivable                $               0     $        741,000
                                                                                =================     ================

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

On December 29, 2005, the Company acquired 51% of Cnet Technology, Inc., ("Cnet"), a Cayman Islands corporation headquartered in Taipei, Taiwan. The Company paid $1,000,000 in cash. The acquisition was financed by a purchase of 222,222 restricted shares of Pegasus Wireless Corporation's common stock by Jasper Knabb, the Company's President, in exchange for $2,000,000 in cash, or $9.00 per share. The additional $1 million cash will be used to obtain raw materials to begin the manufacturing of Pegasus Wireless' products that will be available for distribution within thirty days. CNet Technology, Inc. has been a

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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


NOTE 3 - ACCOUNTS RECEIVABLE

The Company uses the allowance method to account for its doubtful accounts. The allowance for doubtful accounts is based on management's estimates. Accounts receivable consist of the following:

                                       June 30, 2007       December 31, 2006
                                     -----------------    ------------------
Trade accounts receivable            $      12,844,689    $       11,944,181
Allowance for doubtful accounts               (10,221)              (17,053)
                                     -----------------    ------------------
Total                                $      12,834,468    $       11,927,128
                                     =================    ==================


NOTE 4 - INVENTORY

The Company values its inventory at the lower of cost or market, cost determined using the standard cost method. The Company also utilizes the reserve method to account for slow moving and obsolete inventory. The Company disposed of its obsolete inventory in the first quarter 2007. Inventory consists of the following:

                                       June 30, 2007       December 31, 2006
                                     -----------------    ------------------
Inventory                            $       6,836,639    $        8,107,308
Less: Reserve for obsolescence                       0             (656,602)
                                     -----------------    ------------------
Total                                $       6,836,639    $        7,450,706
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

NOTE 5 - STOCKHOLDERS' EQUITY, (CONTINUED)

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

In the first half 2007 the Company issued 20,300,000 shares of common stock to satisfy $203,000 debt owed by the Company from prior to the change in control in June 2005.

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

Future minimum lease payments for the remaining lease term are as follows:

        2007                     $       1,123,318
        2008                             1,009,173
        2009                             1,009,173
        2010                             1,009,173
        2011                             1,009,173
        Thereafter                       1,766,054
                                 -----------------
        Total                    $       6,926,064
                                 =================


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

NOTE 11 - STOCK OPTION PLAN FOR OFFICERS - (CONTINUED)

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


NOTE 13 - RELATED PARTY TRANSACTIONS

A) Facilities operating lease - The Company leases it building housing the AMAX csubsidiaries from a minority stockholder. This lease calls for annual rent in the amount of $863,800.

B) Related companies - The Companies record sales, accounts receivable, purchases, administrative expenses and accounts payable to and from 5 brother-sister related companies. None of these companies own any stock of the Companies, nor do the Companies have any investment in these related companies. They are related by virtue of similar/common control.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Results of Operations

     The revenues for the six months ended June 30, 2007, $58,892,000, increased 21.5% over the same period of 2006, $48,471,600. Our revenue growth was primarily attributable the relocation of our Fremont office to Freeport, Grand Bahama, beginning production of there and sales of the Cynalynx product. Beginning production of the Cynalynx product took place on February 22, 2007. We elected to close the Freeport facility in June 2007. We have relocated all production to our facilities in Taiwan and the Peoples Republic of China as part of our restructuring plan.

     Our gross profit for the six months ended June 30, 2007, $5,204,900, increased 13.4% over the same period of 2006, $4,591,700. A portion of our revenue growth consisted of product with a lower gross margin than we are normally accustomed to.

     Our operating expenses for the six months ended June 30, 2007, $4,361,400, increased 17% over the same period of 2006, $3,728,300. The increase over the first quarter 2006, is principally attributable to the relocation, build-out and training costs and ongoing operating expenses of the Freeport facility.

     Our operating profit for the six months ended June 30, 2007, $843,500, decreased 2.3% over the same period of 2006, $863,500. Our operating profit decrease is principally attributable to the Freeport operating costs.

     Our net loss for the six months ended June 30, 2007 was $1,474,800, which decreased from a profit of $882,800 for the same period of 2006. Our net profit decline is principally attributable to the write off of fixed assets relating directly to the closure of the Freeport facility. This write off amounted to $1,960,000. Without this write off, our net profit was $485,200.

FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

Results of Operations

     The revenues for the three months ended June 30, 2007, $28,196,200, increased 11% over the same quarter of 2006, $25,409,700. Our revenue growth was primarily attributable the relocation of our Fremont office to Freeport, Grand Bahama, beginning production of there and sales of the Cynalynx product. Beginning production of the Cynalynx product took place on February 22, 2007. We elected to close the Freeport facility in June 2007. We have relocated all production to our facilities in Taiwan and the Peoples Republic of China as part of our restructuring plan.

     Our gross profit for the three months ended June 30, 2007, $3,037,200, increased 20.8% over the same quarter of 2006, $2,514,200. A portion of our revenue growth consisted of product with a gross margin closer to what we are normally accustomed to.

     Our operating expenses for the three months ended June 30, 2007, $2,543,400, increased 30.3% over the same quarter of 2006, $1,952,500. The increase over the first quarter 2006, is principally attributable to the relocation, build-out and training costs and ongoing operating expenses of the Freeport facility.

     Our operating profit for the three months ended June 30, 2007, $493,800, decreased 12.1% over the same quarter of 2006, $561,700. Our operating profit decrease is principally attributable to the Freeport operating costs.

     Our net loss for the three months ended June 30, 2007 was $1,884,400, which decreased from a profit of $247,900 for the same quarter of 2006. Our net profit decline is principally attributable to the write off of fixed assets relating directly to the closure of the Freeport facility. This write off amounted to $1,960,000. Without this write off, our net profit was $75,600.

Liquidity and Capital Resources

     At June 30, 2007 and December 31, 2006, respectively, the Company had working capital of approximately $7,541,400 and $9,456,200.

Net Operating Loss Carry-forwards

     The Company has net operating loss carry-forwards of $14,516,300, expiring beginning June 30, 2008. We have been reporting a profit on a consistent basis for six consecutive quarters. As long as this trend continues we will evaluate reducing our reserve, currently at 100%, for our income tax asset.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In the first half of 2007, the Company issued 20,300,000 shares of restricted common stock to satisfy $203,000 debt owed by the Company from prior to the change in control in June 2005.


ITEM 3. DEFAULTS IN SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the quarter ending June 30, 2007, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit
No.          Description
----------  ------------------------------------------------------

31.1    *   Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2    *   Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1    *   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2    *   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

* Filed herewith


     (b) The following documents are hereby referenced and filed with the following Forms 8-K: During the quarter we filed no Current Reports on Form 8-K.



                                   SIGNATURES


     In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                             Pegasus Wireless Corp.

Dated: August 14, 2007        By: /s/ Stephen Durland
                              ---------------------------
                              Stephen Durland
                              Chief Financial Officer