Form 10QSB/A
period 2007-06-30
PEGASUS WIRELESS CORP
filed 2007-08-15
CIK 1126752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB?A

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
                                                                 ============== ==============  ==============  =============

     The accompanying notes are an integral part of the financial statements

                             PEGASUS WIRELESS CORP.
          Consolidated Statements of Stockholders' Equity (Deficiency)*


                            Number of      Number of
                             Shares -      Shares -       Amount -       Amount -
                            Preferred       Common*      Preferred        Common
                           ------------  -------------  ------------   ------------
BEGINNING  BALANCE,
  June 30, 2004              15,295,206      1,129,057    12,663,209        416,865

Pfd converted to common     (15,295,206)     3,352,941   (12,663,209)    12,663,209
Recapitalization                      0      1,600,000             0    (13,079,466)
Acquisition of subsidiary             0        600,000             0             60
Recapitalization                      0        287,954             0             29
    Net loss                          0              0             0              0
                           ------------  -------------  ------------   ------------

BALANCE, June 30, 2005                0      6,969,952             0            697
Employ stk options exercise           0         23,742             0              2
Two for one forward split             0      6,993,693             0            699
Common stk issued for cash            0        158,730             0             16
Comm stk issued - acquisit            0        167,691             0             17
Comprehensive inc/loss                0              0             0              0
    Net income                        0              0             0              0
                           ------------  -------------  ------------   ------------
Balance, December 31, 2005            0     14,313,808             0          1,431
Recap shares issued                   0        724,742             0             72
Receipt of subs receivable            0              0             0              0
Common stk issued for cash            0        115,000             0             12
Comm stk issued-acquisition           0         28,547             0              3
Acquisition shs returned              0        (76,200)            0             (8)
Common stock retired                  0     (2,804,574)            0           (280)
Common stk opt exercised              0        456,000             0             46
Employ stk options exercise           0         28,333             0              3
Comm stk-retirement pkg               0        395,870             0             40
Comm stk - BOD fees                   0         71,431             0              7
Comm stk issued for debt              0      7,376,016             0            737
Comm stk issed for tech               0        580,000             0             58
Comm stk issued for svcs              0        400,000             0             40
Amortize deferred comp                0              0             0              0
Comprehensive inc/loss                0              0             0              0
    Net income                        0              0             0              0
                           ------------  -------------  ------------   ------------

Balance December 31, 2006             0     21,608,973             0          2,161
Comm stk issued for debt              0     13,000,000             0          1,300
Amortize deferred comp                0              0             0              0
Comprehensive inc/loss                0              0             0              0
    Net income                        0              0             0              0
                           ------------  -------------  ------------   ------------
Balance June 30, 2007                 0     41,908,973  $          0   $      4,191
(unaudited)                ============  =============  ============   ============


                                  (CONTINUED)

                             PEGASUS WIRELESS CORP.
          Consolidated Statements of Stockholders' Equity (Deficiency)*
                                  (CONTINUED)

                      Stock
   Add'l.           Subscript                            Total
  Paid-in          Receivable/       Accumulated     Stockholders'
  Capital           Def Comp           Deficit          Equity
------------    -----------------  ---------------  ---------------


           0                    0      (13,010,342)          69,732

           0                    0                                 0
  14,104,850                    0                0        1,025,384
         240                    0                0              300
     799,785                    0                0          799,814
           0                    0         (672,796)        (672,796)
------------    -----------------  ---------------  ---------------

  14,904,875                    0      (13,683,138)       1,222,434
      25,026                    0                0           25,028
        (699)                   0                0                0
   5,999,984            (750,000)                0        5,250,000
   3,999,983                    0                0        4,000,000
           0                    0             (104)            (104)
           0                    0           29,378           29,378
------------    -----------------  ---------------  ---------------
  24,929,169            (750,000)      (13,653,864)      10,526,736
         (72)                   0                0                0
           0              750,000                0          750,000
   4,999,988                    0                0        5,000,000
     649,997                    0                0          650,000
           8                    0                0                0
         280                    0                0                0
     740,954                    0                0          741,000
      35,414                    0                0           35,417
  11,381,211         (11,381,251)                0                0
   2,053,623          (2,053,630)                0                0
     367,795                    0                0          368,532
   4,999,942                    0                0        5,000,000
   2,139,960          (2,140,000)                0                0
           0              313,407                0          313,407
           0                    0          (15,691)         (15,691)
           0                    0          612,275          612,275
------------    -----------------  ---------------  ---------------

  52,298,269         (15,261,474)      (13,057,280)      23,981,676
     128,700                    0                0          130,000
           0              323,360                0          323,360
           0                    0          (47,594)         (47,594)
           0                    0          195,105          195,105
------------    -----------------  ---------------  ---------------
$ 52,499,239         (14,938,114)  $   (14,579,656) $    22,985,660
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


NOTE 12 - LINE OF CREDIT

The Companies has a line of credit agreement with a bank, which allows the Company to borrow up to $5,000,000. Outstanding balances bear interest at the lender's prime rate and are collateralized by inventory, accounts receivable and property and equipment. The credit facility requires the Companies to maintain certain financial ratios and comply with certain covenants. This agreement was renewed in April, 2006, and now expires in June 2008. The Company had borrowed $1,700,00 and $2,250,000 at June 30, 2007 and December 31, 2006, respectively.



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