Form 10QSB
period 2007-09-30
PEGASUS WIRELESS CORP
filed 2007-11-19
CIK 1126752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: September 30, 2007

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


As of September 30, 2007, there were 46,908,848 shares of voting stock of the registrant issued and outstanding.

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


Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-3

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-7

                             PEGASUS WIRELESS CORP.
                           Consolidated Balance Sheets

                                                                                  September 30,     December 31,
                                                                                       2007              2006
                                                                                ---------------- -----------------
                                                                                   (Unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash and equivalents                                                          $      1,138,034 $       1,876,432
  Accounts receivable, net of reserve of $1,086,367 and $17,053                       11,984,406        11,995,746
  Inventory, net of reserve of $0 and $656,602                                         5,806,337         7,450,706
  Prepaid expenses and other current assets                                              610,064         1,991,108
                                                                                ---------------- -----------------
          Total current assets                                                        19,538,841        23,313,992
                                                                                ---------------- -----------------
PROPERTY AND EQUIPMENT
  Land                                                                                   421,673           422,535
  Buildings                                                                              152,294           152,606
  Computers and equipment                                                              1,202,607         1,203,067
  Machinery and equipment                                                              3,608,378         2,352,861
  Office furniture, fixtures and equipment                                               850,049           873,485
  Vehicles                                                                               497,851           552,916
  Leasehold improvements                                                                 477,890           468,929
                                                                                ---------------- -----------------
    Total Property and Equipment                                                       7,210,742         6,026,399
        Less accumulated depreciation                                                 (3,917,984)       (3,667,486)
                                                                                ---------------- -----------------
          Net property and equipment                                                   3,292,758         2,358,913
                                                                                ---------------- -----------------
OTHER ASSETS
  Intangible assets, net                                                               6,952,291         7,252,291
  Goodwill                                                                             7,103,207         7,103,207
  Deposits and other assets                                                            2,733,438         2,301,910
                                                                                ---------------- -----------------
          Total other assets                                                          16,788,936        16,657,408
                                                                                ---------------- -----------------
Total Assets                                                                    $     39,620,535 $      42,330,313
                                                                                ================ =================
                    LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                             $      6,555,767 $       7,428,003
   Accrued expenses                                                                    6,199,634         4,113,608
   Accrued income taxes payable                                                                0                 0
   Customer deposits                                                                         919             8,921
   Line of credit                                                                              0         2,250,000
   Current portion of long-term debt                                                      55,923            57,223
                                                                                ---------------- -----------------
          Total current liabilities                                                   12,812,243        13,857,755
                                                                                ---------------- -----------------
LONG-TERM DEBT
   Notes payable                                                                         502,979           574,546
                                                                                ---------------- -----------------
          Total long-term debt                                                           502,979           574,546
                                                                                ---------------- -----------------
Total Liabilities                                                                     13,315,222        14,432,301
                                                                                ---------------- -----------------
Minority interest in consolidated subsidiary                                           4,241,519         3,916,337
                                                                                ---------------- -----------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized 50,000,000 shares;
      none issued and outstanding                                                              0                 0
   Common stock, $0.0001 par value, authorized 100,000,000 shares;
      46,908,848 and 21,608,848 issued and outstanding shares                              4,691             2,161
   Additional paid-in capital                                                         52,548,739        52,298,269
   Deferred compensation                                                             (14,938,114)      (15,261,474)
   Accumulated comprehensive income (loss)                                              (185,228)          (15,795)
   Accumulated deficit                                                               (15,366,294)      (13,041,485)
                                                                                ----------------------------------
          Total stockholders' equity (deficiency)                                     22,063,794        23,981,676
                                                                                ---------------- -----------------
Total Liabilities and Stockholders' Equity (Deficiency)                         $     39,620,535 $      42,330,314
                                                                                ================ =================

     The accompanying notes are an integral part of the financial statements

                             PEGASUS WIRELESS CORP.
                      Consolidated Statements of Operations
                    Three and Nine Months Ended September 30,
                                   (Unaudited)

                                                                        Three Months                     Nine Months
                                                                ------------------------------  -----------------------------
                                                                    2007             2006           2007           2006
                                                                --------------- --------------  --------------  -------------
REVENUES                                                        $    25,518,747 $   27,079,582  $   84,410,790  $  75,551,214

COST OF SALES                                                        23,663,428     25,251,388      77,350,589     69,131,293
                                                                --------------- --------------  --------------  -------------

          Gross Margin                                                1,855,319      1,828,194       7,060,201      6,419,921

OPERATING EXPENSES:
   General and administrative expenses                                  619,881        947,472       3,190,248      2,998,604
   Selling and marketing expenses                                       739,915        695,498       2,280,476      2,106,300
   Depreciation and amortization                                        124,565         35,766         375,002        302,086
                                                                --------------- --------------  --------------  -------------
          Total expenses                                              1,484,361      1,678,736       5,845,726      5,406,990
                                                                --------------- --------------  --------------  -------------
                Income (Loss) from operations                           370,958        149,458       1,214,475      1,012,931
                                                                --------------- --------------  --------------  -------------
OTHER INCOME (EXPENSE):
   Other income                                                           9,983         16,936          28,932         59,064
   Interest expense                                                     (17,247)        (2,840)       (113,651)       (11,204)
   Bad debt reserve                                                  (1,076,082)             0      (1,076,082)             0
   Other expense                                                        (17,628)       (21,052)       (116,007)       (35,442)
                                                                --------------- --------------  --------------  -------------
          Total other income (expense)                               (1,100,974)        (6,956)     (1,276,808)        12,418
                                                                --------------- --------------  --------------  -------------
Net income (loss) before income tax (credit) and minority
 interest and extraordinary item                                       (730,016)       142,502         (62,333)     1,025,349
   Income tax (credit)                                                        0              0               0              0
   Write-off of fixed assets upon plant closing                               0              0      (1,960,000)             0
   Minority interest in consolidated subsidiary income (loss)          (120,012)       (61,031)       (302,476)      (480,709)
                                                                --------------- --------------  --------------  -------------
Net income (loss)                                                      (850,028)        81,471      (2,324,809)       544,640
Other comprehensive income (loss)
   Foreign currency translation gain (loss)                             (51,179)       (51,179)       (169,433)        32,686
                                                                --------------- --------------  --------------  -------------
Comprehensive income (loss)                                     $      (901,207)$       30,292  $   (2,494,242) $     577,326
                                                                =============== ==============  ==============  =============

Income (loss) per weighted average common share - basic         $         (0.02)$         0.01  $        (0.05) $        0.04
                                                                =============== ==============  ==============  =============
Income (loss) per weighted average common share - fully diluted $         (0.03)$         0.01  $        (0.06) $        0.04
                                                                =============== ==============  ==============  =============

Number of weighted average common shares outstanding-basic           46,908,848     17,610,050      46,908,848     15,266,563
                                                                =============== ==============  ==============  =============
Number of weighted average common shares outstanding-diluted         73,908,848     17,610,050      73,908,848     15,266,563
                                                                =============== ==============  ==============  =============

     The accompanying notes are an integral part of the financial statements

                             PEGASUS WIRELESS CORP.
          Consolidated Statements of Stockholders' Equity (Deficiency)*


                            Number of      Number of
                             Shares -      Shares -       Amount -       Amount -
                            Preferred       Common*      Preferred        Common
                           ------------  -------------  ------------   ------------
BEGINNING  BALANCE,
  June 30, 2004              15,295,206      1,129,057    12,663,209        416,865

Pfd converted to common     (15,295,206)     3,352,941   (12,663,209)    12,663,209
Recapitalization                      0      1,600,000             0    (13,079,466)
Acquisition of subsidiary             0        600,000             0             60
Recapitalization                      0        287,954             0             29
    Net loss                          0              0             0              0
                           ------------  -------------  ------------   ------------

BALANCE, June 30, 2005                0      6,969,952             0            697
Employ stk options exercise           0         23,742             0              2
Two for one forward split             0      6,993,693             0            699
Common stk issued for cash            0        158,730             0             16
Comm stk issued - acquisit            0        167,691             0             17
Comprehensive inc/loss                0              0             0              0
    Net income                        0              0             0              0
                           ------------  -------------  ------------   ------------
Balance, December 31, 2005            0     14,313,808             0          1,431
Recap shares issued                   0        724,742             0             72
Receipt of subs receivable            0              0             0              0
Common stk issued for cash            0        115,000             0             12
Comm stk issued-acquisition           0         28,547             0              3
Acquisition shs returned              0        (76,200)            0             (8)
Common stock retired                  0     (2,804,574)            0           (280)
Common stk opt exercised              0        456,000             0             46
Employ stk options exercise           0         28,333             0              3
Comm stk-retirement pkg               0        395,870             0             40
Comm stk - BOD fees                   0         71,431             0              7
Comm stk issued for debt              0      7,376,016             0            737
Comm stk issed for tech               0        580,000             0             58
Comm stk issued for svcs              0        400,000             0             40
Amortize deferred comp                0              0             0              0
Comprehensive inc/loss                0              0             0              0
    Net income                        0              0             0              0
                           ------------  -------------  ------------   ------------
Balance December 31, 2006             0     21,608,973             0          2,161
Comm stk issued for debt              0     25,300,000             0          2,530
Amortize deferred comp                0              0             0              0
Comprehensive inc/loss                0              0             0              0
    Net income                        0              0             0              0
                           ------------  -------------  ------------   ------------
Balance June 30, 2007                 0     46,908,973  $          0   $      4,691
(unaudited)                ============  =============  ============   ============

                                  (CONTINUED)

                             PEGASUS WIRELESS CORP.
          Consolidated Statements of Stockholders' Equity (Deficiency)*
                                  (CONTINUED)

                      Stock
   Add'l.           Subscript                            Total
  Paid-in          Receivable/       Accumulated     Stockholders'
  Capital           Def Comp           Deficit          Equity
------------    -----------------  ---------------  ---------------


           0                    0      (13,010,342)          69,732

           0                    0                                 0
  14,104,850                    0                0        1,025,384
         240                    0                0              300
     799,785                    0                0          799,814
           0                    0         (672,796)        (672,796)
------------    -----------------  ---------------  ---------------

  14,904,875                    0      (13,683,138)       1,222,434
      25,026                    0                0           25,028
        (699)                   0                0                0
   5,999,984            (750,000)                0        5,250,000
   3,999,983                    0                0        4,000,000
           0                    0             (104)            (104)
           0                    0           29,378           29,378
------------    -----------------  ---------------  ---------------
  24,929,169            (750,000)      (13,653,864)      10,526,736
         (72)                   0                0                0
           0              750,000                0          750,000
   4,999,988                    0                0        5,000,000
     649,997                    0                0          650,000
           8                    0                0                0
         280                    0                0                0
     740,954                    0                0          741,000
      35,414                    0                0           35,417
  11,381,211         (11,381,251)                0                0
   2,053,623          (2,053,630)                0                0
     367,795                    0                0          368,532
   4,999,942                    0                0        5,000,000
   2,139,960          (2,140,000)                0                0
           0              313,407                0          313,407
           0                    0          (15,691)         (15,691)
           0                    0          612,275          612,275
------------    -----------------  ---------------  ---------------
  52,298,269         (15,261,474)      (13,057,280)      23,981,676
     250,470                    0                0          253,000
           0              323,359                0          323,359
           0                    0         (169,432)        (169,432)
           0                    0       (2,324,809)      (2,324,809)
------------    -----------------  ---------------  ---------------
$ 52,548,739         (14,938,115)  $   (15,551,521) $    22,063,794
============    =================  ===============  ===============

*    Reflects one for five reverse split effective December 8, 2006.

    The accompanying notes are an integral part of the financial statements.

                             PEGASUS WIRELESS CORP.
                      Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)

                                                                                        2007                      2006
                                                                                ---------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $          (2,324,809)    $            544,641
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                            375,002                  302,286
     Amortization of deferred compensation                                                    323,359                        0
     Write-off of fixed assets - plant closing                                              1,960,000                        0
      Reserve for bad debt expense                                                          1,076,082
      Minority interest in net income (loss) of consolidated subsidiary                       302,476                  480,708
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                            (1,260,543)              (5,169,524)
     (Increase) decrease in inventory                                                       1,393,867                  407,892
     (Increase) decrease in prepaid expenses                                                1,541,930               (1,745,924)
     (Increase) decrease in deposits and other assets                                        (591,251)                (815,985)
     Increase (decrease) in accounts payable                                                 (759,849)               2,431,458
     Increase (decrease) in accrued expenses                                                1,064,588                  914,533
     Increase (decrease) in other current liabilities                                         976,388                        0
     Increase (decrease) in accrued income taxes payable                                            0                  (94,504)
     Increase (decrease) in customer deposits                                                  (8,000)                   8,099
                                                                                ---------------------     --------------------
Net cash  provided (used) by operating activities                                           4,069,240               (2,736,320)
                                                                                ---------------------     --------------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                    (2,622,730)                (106,266)
     Purchase of intangible assets                                                                  0               (1,252,291)
     Cash paid for acquisitions                                                                     0                 (650,000)
     Sale/retirement of fixed assets                                                                0                   38,996
                                                                                ---------------------     --------------------
Net cash provided (used) by investing activities                                           (2,622,730)              (1,969,561)
                                                                                ---------------------     --------------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Cash acquired in acquisition/reorganization                                                    0                  687,618
     Exercise of employee stock options                                                             0                   35,417
     Proceeds from loans                                                                            0                  550,000
     Repayment of loans                                                                    (2,264,109)                 (16,829)
     Issuance of common stock for cash                                                              0                5,750,000
                                                                                ---------------------     --------------------
Net cash provided by financing activities                                                  (2,264,109)               7,006,206
                                                                                ---------------------     --------------------
Effect of exchange rates on cash                                                               79,201                  132,201
Net increase (decrease) in cash and equivalents                                              (738,398)               2,432,526
                                                                                ---------------------     --------------------
CASH and equivalents, beginning of period                                                   1,876,432                1,079,588
                                                                                ---------------------     --------------------
CASH and equivalents, end of period                                             $           1,138,034     $          3,512,114
                                                                                =====================     ====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                           $             113,651     $             11,204
                                                                                =====================     ====================
Income taxes paid in cash                                                       $                   0     $            245,808
                                                                                =====================     ====================
Non-Cash Financing Activities:
  Issuance of common stock to effect acquisition                                $                   0     $            650,000
                                                                                =====================     ====================
  Issuance of common stock to settle debt                                       $             253,000     $                  0
                                                                                =====================     ====================
  Issuance of common stock for deferred compensation                            $                   0     $         15,574,881
                                                                                =====================     ====================
  Issuance of common stock for intangible assets                                $                   0     $          5,000,000
                                                                                =====================     ====================

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

Interim financial information - The financial statements for the nine months ended September 30, 2007 and 2006, are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year's results.

                             PEGASUS WIRELESS CORP.
                 Notes to the Consolidated Financial Statements


NOTE 3 - ACCOUNTS RECEIVABLE

The Company uses the allowance method to account for its doubtful accounts. The allowance for doubtful accounts is based on management's estimates. Accounts receivable consist of the following:

                                   September 30, 2007     December 31, 2006
                                  -------------------    ------------------
Trade accounts receivable         $        13,070,772    $       11,944,181
Allowance for doubtful accounts           (1,086,367)              (17,053)
                                  -------------------    ------------------
Total                             $        11,984,405    $       11,927,128
                                  ===================    ==================


NOTE 4 - INVENTORY

The Company values its inventory at the lower of cost or market, cost determined using the standard cost method. The Company also utilizes the reserve method to account for slow moving and obsolete inventory. The Company disposed of its obsolete inventory in the first quarter 2007. Inventory consists of the following:

                                   September 30, 2007     December 31, 2006
                                  -------------------    ------------------
Inventory                         $         5,806,337    $        8,107,308
Less: Reserve for obsolescence                      0             (656,602)
                                  -------------------    ------------------
Total                             $         5,806,337    $        7,450,706
                                  ===================    ==================


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

In the first nine months 2007 the Company issued 25,300,000 shares of common stock to satisfy $253,000 debt owed by the Company from prior to the change in control in June 2005.


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

Future minimum lease payments for the remaining lease term are as follows:


2007                                $      1,123,318
2008                                       1,009,173
2009                                       1,009,173
2010                                       1,009,173
2011                                       1,009,173
Thereafter                                 1,766,054
                                    ----------------
Total                               $      6,926,064
                                    ================


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Results of Operations

     The revenues for the nine months ended September 30, 2007, $84,410,800, increased 12.0% over the same period of 2006, $75,551,200. Our revenue growth was primarily attributable the relocation of our Fremont office to Freeport, Grand Bahama, beginning production of there and sales of the Cynalynx product. Beginning production of the Cynalynx product took place on February 22, 2007. We elected to close the Freeport facility in June 2007, which is reflected in the reduced revenue growth for the nine months over the six months. We have relocated all production to our facilities in Taiwan and the Peoples Republic of China as part of our restructuring plan.

     Our gross profit for the nine months ended September 30, 2007, $7,060,200, increased 10.0% over the same period of 2006, $6,419,900. A portion of our revenue growth consisted of product with a lower gross margin than we are normally accustomed to.

     Our operating expenses for the nine months ended September 30, 2007, $5,845,700, increased 8.0% over the same period of 2006, $5,407,000. The increase over the same period 2006, is principally attributable to the relocation, build-out and training costs and operating expenses of the Freeport facility.

     Our operating profit for the nine months ended September 30, 2007, $1,214,500, increased 20.0% over the same period of 2006, $1,012,900. Our operating profit increase is principally attributable to the ending of Freeport operating costs.

     Our net loss for the nine months ended September 30, 2007 was $2,324,800, which decreased from a profit of $544,600 for the same period of 2006. Our net profit decline is principally attributable to the write off of fixed assets relating directly to the closure of the Freeport facility and bad debt reserve established. These write offs amounted to $1,960,000 and $1,076,100, respectively. Without these write offs, our net profit was $711,300, which was a 31% increase over the same period 2006.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Results of Operations

     The revenues for the three months ended September 30, 2007, $25,518,700, decreased 6% over the same quarter of 2006, $27,079,600. Our revenue decline was primarily attributable the closing of the Freeport, Grand Bahama, facility and ending sales of the product manufactured there. Beginning production of the Cynalynx product took place on February 22, 2007. We elected to close the Freeport facility in June 2007. We have relocated all production to our facilities in Taiwan and the Peoples Republic of China as part of our restructuring plan.

     Our gross profit for the three months ended September 30, 2007, $1,855,300, increased 1.0% over the same quarter of 2006, $1,828,200.

     Our operating expenses for the three months ended September 30, 2007, $1,484,400, decreased 12.0% over the same quarter of 2006, $1,678,700. The decrease over the 2006, is principally attributable to the relocation, build-out and training costs and operating expenses of the Freeport facility, which ended in June 2007.

     Our operating profit for the three months ended September 30, 2007, $371,000, increased 148.0% over the same quarter of 2006, $149,500. Our operating profit increase is principally attributable to the Freeport operating costs ending.

     Our net loss for the three months ended September 30, 2007 was $850,000, which decreased from a profit of $81,500 for the same quarter of 2006. Our net profit decline is principally attributable to the establishment of bad debt reserve amounting to $1,076,100. Without this write off, our net profit was $226,100, which was an 177.0% increase.

Liquidity and Capital Resources

     At September 30, 2007 and December 31, 2006, respectively, the Company had working capital of approximately $6,726,600 and $9,456,200.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In the first nine months of 2007, the Company issued 25,300,000 shares of restricted common stock to satisfy $253,000 debt owed by the Company from prior to the change in control in June 2005.


ITEM 3. DEFAULTS IN SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


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


                             Pegasus Wireless Corp.


Dated: November 19, 2007

                                 By:      /s/ Stephen Durland
                                      ---------------------------
                                      Stephen Durland
                                      Chief Financial Officer